Form 10-K
period 2016-12-31
REGAL ENTERTAINMENT GROUP
filed 2017-02-27
CIK 1168696

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $1,774,940,796.16 (80,532,704 shares at a closing price per share of $22.04).

Shares of Class A common stock outstanding—133,337,241 shares at February 20, 2017
Shares of Class B common stock outstanding—23,708,639 shares at February 20, 2017

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement on Schedule 14A to be used in connection with its 2017 Annual Meeting of Stockholders and to be filed within 120 days after December 31, 2016 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

DESCRIPTION OF BUSINESS
Overview
We operate one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,267 screens in 561 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2016, with approximately 211 million attendees for the year ended December 31, 2016 ("fiscal 2016"). Our geographically diverse circuit includes theatres in 46 of the top 50 U.S. designated market areas. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the United States.
For fiscal 2014 and prior periods, the Company's fiscal year ended on the first Thursday after December 25, which in certain years (such as fiscal 2014) resulted in a 53-week fiscal year. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.
For fiscal 2016, we reported total revenues, income from operations and net income attributable to controlling interest of $3,197.1 million, $339.4 million and $170.4 million, respectively. In addition, we generated $410.5 million of cash flows from operating activities during fiscal 2016.
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
Maximizing Stockholder Value.    We believe that our cash dividends are an efficient means of distributing value to our stockholders. From our initial public offering ("IPO") in May 2002 through December 31, 2016, we have returned approximately $4.2 billion to our stockholders in the form of quarterly and extraordinary cash dividends. During our most recent five year period, we returned approximately $1.0 billion to our stockholders in quarterly and extraordinary cash dividends.
Pursuing Prudent Acquisitions and Maximizing Strategic Partnerships.    We believe that our acquisition experience and capital structure position us well to take advantage of future acquisition opportunities and to participate in various partnership initiatives. We intend to selectively pursue accretive theatre acquisitions and theatre-related investments that enhance and more fully utilize our asset base to improve our consolidated operating results and free cash flow.
With respect to partnership initiatives, we own approximately 19.7% of National CineMedia, LLC ("National CineMedia" or "NCM") as of December 31, 2016. National CineMedia operates the largest digital in-theatre advertising network in North America and focuses on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC Entertainment, Inc. ("AMC"), and Cinemark, Inc. ("Cinemark"). See "National CineMedia Joint Venture" under Part I, Item I of this Form 10-K for further discussion of National CineMedia. We also participate in other joint ventures and partnerships such as Digital Cinema Implementation Partners, LLC ("DCIP"), Open Road Films, AC JV, LLC ("AC JV"), Digital Cinema Distribution Coalition ("DCDC") and Atom Tickets, LLC ("Atom Tickets"), which are also further discussed under Part I, Item I of this Form 10-K. We believe our investment in National CineMedia and other joint venture arrangements generate incremental value for our stockholders.
Pursuing Premium Experience Opportunities.    We continue to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

•
First, we continued to improve customer amenities, primarily through the installation of luxury reclining seats. With respect to our luxury reclining seating initiative, as of December 31, 2016, we offered luxury reclining seating in 1,369 auditoriums at 113 theatre locations. We expect to install luxury reclining seating in approximately 40-45 locations during 2017 and expect to outfit approximately 45% of the total screens in our circuit by the end of 2019. The costs of these conversions in some cases are partially covered by contributions from our theatre landlords.

•
Second, to address consumer trends and customer preferences, we have continued to expand our menu of food and alcoholic beverage products to an increasing number of attendees. The enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results, and we expect to continue to invest in such offerings in our theatres. As of December 31, 2016, we offered an expanded menu of food in 216 locations (reaching approximately 53% of our fiscal 2016 attendees) and alcoholic beverages in 143 locations (reaching approximately 28% of our fiscal 2016 attendees), and we expect to offer an expanded menu of food in approximately 270 locations and alcoholic beverages in approximately 215 locations by the end of 2017.

•
Third, we continued to implement various customer engagement initiatives aimed at delivering a premium movie-going experience for our customers in order to better compete for patrons and build brand loyalty. For example, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. During the first quarter of 2016, we completed the national rollout of the new Regal Crown Club®. Members of the enhanced program can earn unlimited credits and can redeem such credits for movie tickets, concession items and movie memorabilia at the theatre or in an online reward center where members can select the rewards of their choice.  We believe these changes allow us to offer more relevant offers to our members and increase customer engagement in the program. As of December 31, 2016, we had approximately 11.8 million active members in the Regal Crown Club®, making it the largest loyalty program in our industry.

•
In addition, we continued to develop and enhance other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and other marketing initiatives. For example, we have improved the customer experience of purchasing tickets by expanding our ability to sell tickets remotely via our mobile ticketing application and through our internet ticketing partners such as Fandango.com and Atom Tickets. Customers can choose their preferred ticketing option, which in many cases means they can pre-purchase tickets, scan their mobile device and proceed directly to their reserved seat without waiting in line.  In addition to providing customers the ability to pre-purchase tickets, our mobile ticketing application provides customers the ability to find films, movie information, showtimes, track Regal Crown Club® credits and receive special offers from Regal.  Finally, at nearly one third of our locations, our newest ticketing partner, Atom Tickets, provides our patrons the ability to bypass concession stand lines by pre-purchasing concession items via their mobile device. We believe these technologies provide a platform for delivering a quality customer experience and will drive incremental revenues and cash flows in a more cost-effective manner.

•
Finally, our IMAX® digital projection systems and our proprietary large screen format, RPXSM, offer our patrons all-digital, large format premium experiences and generate incremental revenue and cash flows for the Company. As of December 31, 2016, our IMAX® footprint consisted of 89 IMAX® screens, and we operated 93 RPXSM screens. We continue to selectively install RPXSM screens where we can generate a financial return, and we have recently agreed to install an additional 11 IMAX® digital projection systems, which will ultimately expand our IMAX® footprint to 100 screens.
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
Pursuing Selective Growth Opportunities and Active Asset Management.    We intend to selectively pursue expansion opportunities through new theatre construction, expansion and upgrades that meet our strategic and financial return criteria. Additionally, we manage our asset base by opportunistically closing underperforming theatres.  We continued to actively manage our asset base during fiscal 2016 by opening two theatres with 19 screens, reopening five screens at an existing theatre and closing 13 theatres and 118 screens, ending the year with 561 theatres and 7,267 screens.

Competitive Strengths
We believe that the following competitive strengths position us to capitalize on future opportunities:
Industry Leader.    We are one of the largest domestic motion picture exhibitors operating 7,267 screens in 561 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia. Our geographically diverse circuit includes theatres in 46 of the top 50 U.S. designated market areas. We believe that the quality and size of our theatre circuit is a significant competitive advantage for negotiating attractive national contracts and generating economies of scale. We believe that our market leadership allows us to capitalize on favorable attendance trends and attractive consolidation and partnership opportunities.
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
Proven Acquisition and Integration Expertise.    We have significant experience identifying, completing and integrating acquisitions of theatre circuits. Since our 2002 IPO, we have demonstrated our ability to enhance revenues and realize operating efficiencies through the successful acquisition and integration of nine theatre circuits, consisting of 230 theatres and 2,683 screens. We have generally achieved immediate synergies at acquired theatres and improved their profitability through the application of our consolidated operating functions and key supplier contracts, and our relationship with National CineMedia.
Quality Theatre Portfolio.    We believe that we operate one of the most modern theatre circuits among major motion picture exhibitors. Approximately 59% of our locations featured one or more premium amenity offerings as of December 31, 2016. We believe the continued rollout of premium amenities such as luxury reclining seating, a wider array of food and alcoholic beverage offerings and IMAX® and RPXSM screens allow us to deliver a premium movie-going experience for a majority of our customers. Finally, we believe that our modern theatre portfolio coupled with our operating margins should allow us to generate significant cash flows from operations.

Dividend Policy
We believe that paying dividends on our shares of common stock is important to our stockholders. To that end, during fiscal 2016, we paid to our stockholders four quarterly cash dividends of $0.22 per share on each outstanding share of our Class A and Class B common stock, or approximately $138.9 million in the aggregate. Further, on February 9, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2017 to stockholders of record on March 3, 2017. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. Dividends are considered quarterly and may be paid only when, and in such amounts as, approved by our Board of Directors.

INDUSTRY OVERVIEW AND TRENDS
The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and stable attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5%, with annual attendance of approximately 1.3 billion attendees in 2016. Against this background of steady long-term growth in revenues, the exhibition industry has experienced periodic short-term increases and decreases in attendance and in turn box office revenues. Consequently, we expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future. However, we believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the domestic motion picture exhibition industry. For example, during the most recent five-year period, attendance levels remained stable and the industry generated record box office results during 2012, 2013, 2015 and 2016.
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
Finally, the domestic motion picture exhibition industry is in the process of implementing various initiatives, concepts and customer amenities aimed at delivering a premium movie-going experience for its customers in order to better compete for patrons and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows. These initiatives include luxury reclining seating, a wider array of food and beverage offerings, in-theatre dining and bar service, reserved seating, the enhancement of loyalty programs and other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and other marketing initiatives. In addition, we believe the benefits associated with premium motion picture formats are significant for our industry and provide us with the opportunity for incremental revenue from formats such as IMAX® and our proprietary large screen format, RPXSM. Finally, we believe that operating a digital theatre circuit provides greater flexibility in scheduling our programming content, which has enhanced our capacity utilization, and enables us to generate incremental revenue from motion picture formats, such as digital 3D, and the exhibition of specialty content offerings through certain distributors, such as AC JV. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry.

THEATRE OPERATIONS
We operate one of the largest theatre circuits in the United States with 7,267 screens in 561 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2016. We operate theatres in 46 of the top 50 U.S. designated market areas. We target prime locations with excellent access to large, high patron-traffic areas. We operate our theatre circuit using our Regal Cinemas, United Artists, Edwards, Great Escape Theatres and Hollywood Theaters brands through our wholly owned subsidiaries.
We operate multi-screen theatres. Our multi-screen theatre complexes typically contain 10 to 18 screens, each with auditoriums ranging from 100 to 500 seats. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive sound, wall-to-wall and floor-to-ceiling screens, Sony Digital CinemaTM 4K projection systems, 3D digital projection systems, IMAX® and our proprietary large screen format, RPXSM, digital stereo surround-sound and enhanced interiors featuring video game and party room areas adjacent to the theatre lobby. Finally, we are in the process of implementing various other initiatives, concepts and customer amenities such as luxury reclining seating, a wider array of food and beverage offerings, in-theatre dining and bar service and reserved seating.
Our modern, multi-screen theatres are designed to increase profitability by optimizing revenues per square foot while reducing our operational costs on a per attendee basis. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enable us to spread some of our costs, such as payroll, advertising, rent and utility costs over a higher revenue base. We strategically schedule movie show times to reduce staffing requirements and box office and concession line congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-serve kiosks, e-gift cards and mobile and internet ticketing. We believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons and believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format.

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2016:

State/District	Locations	Number of Screens
California	88	1,063
Florida	48	709
New York	45	555
Virginia	30	429
Washington	29	347
Texas	26	374
Pennsylvania	23	311
North Carolina	22	265
Georgia	21	307
Ohio	19	274
Oregon	19	206
South Carolina	17	230
Maryland	14	196
Colorado	14	174
Tennessee	13	179
Nevada	11	141
Indiana	11	139
New Jersey	10	142
Massachusetts	10	118
Illinois	9	129
Missouri	8	114
Hawaii	7	72
Mississippi	6	46
Idaho	5	73
Kentucky	5	60
New Mexico	5	60
Alaska	5	52
West Virginia	4	46
Connecticut	4	43
Louisiana	4	43
Alabama	3	52
Kansas	3	34
Oklahoma	3	34
New Hampshire	3	33
Minnesota	2	36
Delaware	2	33
Michigan	2	26
Arkansas	2	24
Maine	2	20
Nebraska	1	16
Arizona	1	14
District of Columbia	1	14
Guam	1	14
Montana	1	11
Saipan	1	7
American Samoa	1	2
Total	561	7,267

We have implemented a best practices management program across all of our theatres that provides daily, weekly, monthly and quarterly management reports for each individual theatre, and we maintain active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.
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
In addition, we have implemented quality assurance programs in all of our theatres to maintain clean, comfortable and modern facilities and monitor food service. To maintain quality and consistency within our theatre circuit, district and regional managers and various contractual service partners regularly inspect each theatre and provide recurring feedback. In addition, we consistently solicit feedback from our patrons through an on-line guest experience program whereby our guests rate and provide detailed comments regarding their experiences at our theatres. Finally, we also conduct a "mystery shopper" program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres.

NATIONAL CINEMEDIA JOINT VENTURE
We maintain an investment in National CineMedia, which operates the largest digital in-theatre advertising network in North America representing over 20,500 U.S. theatre screens (of which approximately 20,100 are part of National CineMedia's digital content network) as of December 31, 2016. During 2016, over 700 million patrons attended movies shown in theatres in which National CineMedia currently has exclusive cinema advertising agreements in place. National CineMedia focuses on in-theatre advertising for its theatrical exhibition partners, which includes us, AMC and Cinemark.
We receive theatre access fees and mandatory distributions of excess cash from National CineMedia. Pursuant to our Common Unit Adjustment Agreement, from time to time, common units of National CineMedia held by Regal, AMC and Cinemark will be adjusted up or down through a formula primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each joint venture partner. As of December 31, 2016, we held approximately 27.1 million common units of National CineMedia. On a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of December 31, 2016.
During fiscal 2013, National CineMedia sold its "Fathom Events" business to AC JV, a newly-formed Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business markets and distributes live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events.
See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of National CineMedia and related transactions, including AC JV.

DIGITAL CINEMA IMPLEMENTATION PARTNERS JOINT VENTURE
We maintain an investment in DCIP, a joint venture company formed by Regal, AMC and Cinemark. DCIP funds the cost of digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. DCIP’s initial and second round of financing substantially covered the cost of conversion to digital projection for our entire circuit. In addition to its U.S. digital deployment, DCIP actively manages the deployment of over 1,800 digital systems in Canada for Canadian Digital Cinema Partnership, a joint venture between Cineplex Inc. and Empire Theatres Limited.
The Company holds a 46.7% economic interest in DCIP as of December 31, 2016. As of December 31, 2016, all of our screens were fully outfitted with digital projection systems. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of DCIP.

OPEN ROAD FILMS, DCDC AND ATOM TICKETS JOINT VENTURES
We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. Open Road Films was created to fill a gap in the marketplace created by the major studios’ big-budget franchise film strategy by marketing smaller budget films in a cost-effective manner, which we believe will drive additional patrons to our theatres. Open Road Films distributed seven films and generated national box office revenues of approximately $107.0 million during 2016 and intends to distribute approximately six to eight films per year. The Company has committed to a cash investment of $30.0 million in Open Road Films, and as of December 31, 2016, the Company has funded a total of $28.3 million of its initial $30.0 million commitment. The carrying value of the Company's investment in Open Road Films as of December 31, 2016 was $(1.7) million.
The Company is a party to a joint venture with certain exhibitors and distributors called DCDC. DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC as of December 31, 2016. The carrying value of the Company's investment in DCDC was approximately $2.8 million as of December 31, 2016.
Finally, we maintain an investment in Atom Tickets, an internet ticketing partner of the Company. At nearly one third of our locations, Atom Tickets provides our patrons the ability to bypass concession stand lines by pre-purchasing concession items via their mobile device. The carrying value of the Company's investment in Atom Tickets was approximately $5.0 million as of December 31, 2016.
Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of Open Road Films, DCDC and Atom Tickets.

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
In licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor may allocate films among the exhibitors in the zone or choose to offer their films to some or all exhibitors in the zone. When films are licensed under the allocation process, a distributor will select an exhibitor for each film who then negotiates film rental terms directly with the distributor.
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
Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. We license films from each of the major distributors and believe that our relationships with these distributors are good. For fiscal 2016, films shown from our top ten film distributors accounted for approximately 95% of our admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In 2016, our largest single distributor accounted for 26.8% of our box office admissions.

CONCESSIONS
In addition to box office admissions revenues, we generated approximately 29.2% of our total revenues from concessions sales during fiscal 2016. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by actively managing concession line congestion, optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. We have historically maintained strong brand relationships and management negotiates directly with these manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.
To address consumer trends and customer preferences, we have continued to expand our menu of food and alcoholic beverage products to an increasing number of attendees. The enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results, and we expect to continue to invest in such offerings in our theatres. As of December 31, 2016, we offered an expanded menu of food in 216 locations (reaching approximately 53% of our fiscal 2016 attendees) and alcoholic beverages in 143 locations (reaching approximately 28% of our fiscal 2016 attendees), and we expect to offer an expanded menu of food in approximately 270 locations and alcoholic beverages in approximately 215 locations by the end of 2017.

COMPETITION
The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

•	ability to secure films with favorable licensing terms;

•	availability of customer amenities (including luxury reclining seating), location, reputation, stadium seating and seating capacity;

•	quality of projection and sound systems;

•	appeal of our concession products; and

•	ability and willingness to promote the films that are showing.
We have several hundred competitors nationwide that vary substantially in size, from small independent exhibitors to large national chains such as AMC and Cinemark. As a result, our theatres are subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors, may build new theatres or screens in areas in which we operate, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations. As one of the largest motion picture exhibitors, however, we believe that we will be able to generate economies of scale and operating efficiencies that will give us a competitive advantage over many of our competitors. As discussed in "Industry Overview and Trends" under Part I, Item I of this Form 10-K, the domestic motion picture exhibition industry is in the process of implementing various initiatives and concepts aimed at delivering a premium movie-going experience for its customers in order to better compete for patrons and build brand loyalty. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given fiscal period.

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
Our frequent moviegoer loyalty program, Regal Crown Club®, is designed to actively engage our core customers and is the largest loyalty program in our industry. Through the Regal Crown Club®, we seek to enhance the customer experience and increase the frequency and amounts of purchases to generate additional revenue. During the first quarter of 2016, we completed the national rollout of the new Regal Crown Club®. Members of the enhanced program can earn unlimited credits and can redeem such credits for movie tickets, concession items and movie memorabilia at the theatre or in an online reward center where members can select the rewards of their choice.  We believe these changes allow us to provide more relevant offers to our members and increase customer engagement in the program. As of December 31, 2016, we had approximately 11.8 million active members in the Regal Crown Club®, and these members accounted for approximately $1.1 billion of the Company's box office and concession revenues during fiscal 2016. Our mobile ticketing application, designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone, has been downloaded approximately 6.1 million times since its fiscal 2012 launch. The application provides customers the ability to find films, movie information, showtimes and special offers from Regal and the ability to purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application helps customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions.
In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children's film series and promotions within local communities.

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
We continue to focus on improving the customer experience of purchasing tickets by expanding our ability to sell tickets remotely via our mobile application and through our internet ticketing partners such as Fandango.com and Atom Tickets, and self-service alternatives, such as ticketing kiosks and print-at-home ticketing.  Customers can choose their preferred ticketing option, which in many cases means they can pre-purchase tickets, scan their mobile device and proceed directly to their reserved seat without waiting in line.  In addition to providing customers the ability to pre-purchase tickets, our mobile application provides customers the ability to find films, movie information, showtimes, track Regal Crown Club® credits and receive special offers from Regal.  Lastly, at nearly one third of our locations, our newest ticketing partner, Atom Tickets, provides our patrons the ability to bypass concession stand lines by pre-purchasing concession items via their mobile device. These technologies provide a platform for delivering a quality customer experience and will drive incremental revenues and cash flows in a more cost-effective manner.
In addition, we continue to strategically pursue technologies to improve the services we provide to our patrons and to provide information to our management allowing them to operate our theatres efficiently.  Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and meetings and events, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide scheduling information electronically and automatically to media outlets, including newspapers and various online media outlets to drive attendance in our theatres. The sales and attendance information collected by the theatre systems is used directly for film booking and settlement as well as provides the primary source of data for our financial systems.

SEASONALITY
The timing of movie releases can have a significant effect on our results of operations, and the results of one fiscal quarter are not necessarily indicative of results for the next fiscal quarter or any other fiscal quarter. Historically, motion picture studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year.

EMPLOYEES
As of December 31, 2016, we employed approximately 25,359 persons. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
Shown below are the names, ages as of December 31, 2016, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Amy E. Miles	50	Chief Executive Officer and Chair of the Board of Directors
Gregory W. Dunn	57	President and Chief Operating Officer
Peter B. Brandow	56	Executive Vice President, General Counsel and Secretary
David H. Ownby	47	Executive Vice President, Chief Financial Officer and Treasurer
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
David H. Ownby is our Executive Vice President, Chief Financial Officer and Treasurer and has served in this capacity since June 2009. Mr. Ownby also has served as our Chief Accounting Officer since May 2006. Mr. Ownby served as our Senior Vice President of Finance from March 2002 to June 2009. Prior thereto, Mr. Ownby served as the Company's Vice President of Finance and Director of Financial Projects from October 1999 to March 2002. Prior to joining the Company, Mr. Ownby served with Ernst & Young LLP from September 1992 to October 1999.

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
We have substantial lease and debt obligations. For fiscal 2016, our total rent expense and net interest expense were approximately $427.6 million and $128.1 million, respectively. As of December 31, 2016, we had total debt obligations of $2,340.1 million. As of December 31, 2016, we had total contractual cash obligations of approximately $6,040.4 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.
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
Our ability to make payments on our debt and other financial obligations will depend on the ability of our subsidiaries to generate substantial operating cash flow. This will depend on future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our and our subsidiaries' cash flows prove inadequate to meet our and their debt service and other obligations in the future, we may be required to refinance all or a portion of our and our subsidiaries' existing or future debt, on or before maturity, sell assets, obtain additional financing or suspend the payment of dividends. We cannot assure you that we will be able to refinance any indebtedness, sell any such assets or obtain additional financing on commercially reasonable terms or at all.
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
The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with the top ten film distributors accounting for approximately 95% of our admissions revenues during fiscal 2016. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.
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
The motion picture exhibition industry has and continues to implement various initiatives, concepts, customer amenities and technological innovations aimed at delivering a premium movie-going experience for its patrons (including, but not limited to, luxury reclining seating, enhancement of food and alcoholic beverage offerings, the installation of premium format screens, digital 3D, satellite distribution technologies and stadium seating). Theatres in our markets without these amenities may be more vulnerable to competition than those theatres with such amenities, and should other theatre operators choose to implement these or other initiatives in these markets, the performance of our theatres may be significantly and negatively impacted. In addition, while we continue to implement these and other initiatives, new innovations and technology will continue to impact our industry. If we are unable to respond to or invest in future technology and the changing preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could also adversely affect our results of operations. Finally, should other theatre operators embark on aggressive capital spending strategies, our attendance, revenue and income from operations per screen could decline substantially.
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
We also maintain theatre-related investments and partnership opportunities that enhance and more fully leverage our asset base to improve our consolidated operating results and free cash flow. As of December 31, 2016, we own approximately 19.7% of National CineMedia, and participate in other joint ventures such as DCIP, Open Road Films, AC JV, DCDC and Atom Tickets. Risks associated with pursuing these investments and opportunities include:

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

Although we have not been materially constrained by our participation in National CineMedia or other joint ventures to date, no assurance can be given that the actions or decisions of other stakeholders in these ventures will not affect our investments in National CineMedia, DCIP, Open Road Films, AC JV, DCDC and Atom Tickets or other existing or future ventures in a way that hinders our corporate objectives or reduces any anticipated improvements to our operating results and free cash flow.
In addition, any acquisitions or partnership opportunities are subject to the risk that the Antitrust Division of the DOJ or state or foreign competition authorities may require us to dispose of existing or acquired theatres or other assets in order to complete acquisition and partnership opportunities, pay damages and fines, or otherwise modify our normal operations as a result of our joint venture investments. The DOJ and various state attorneys general are currently investigating our investments in our various joint ventures, including NCM, for potentially anticompetitive conduct, as described more fully herein, and until such investigations are complete, we are not able to predict their outcome.
We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.
The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers, cyber terrorists, employee error or misconduct, viruses and other catastrophic events, leading to unauthorized disclosure of confidential and proprietary information and exposing us to litigation that could adversely affect our reputation. We rely on industry accepted security measures and technology to protect confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased operating costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.
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
We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theatres, alcoholic beverages. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are paid at or slightly above the applicable minimum wage in the theatre's jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.
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
The Anschutz Corporation owns all of our outstanding Class B common stock. Our Class A common stock has one vote per share while our Class B common stock has ten votes per share on all matters to be voted on by stockholders. As a result, as of December 31, 2016, The Anschutz Corporation controlled approximately 69.0% of the voting power of all of our outstanding common stock. For as long as The Anschutz Corporation continues to own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to elect all of the members of our Board of Directors, effect stockholder actions by written consent in lieu of stockholder meetings and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. The Anschutz Corporation will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to The Anschutz Corporation but not to other stockholders. In addition, The Anschutz Corporation and its affiliates have controlling interests in companies in related and unrelated industries, including interests in the sports, motion picture production and music entertainment industries. In the future, it may combine our company with one or more of its other holdings.
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
As of February 20, 2017, we had outstanding 23,708,639 shares of Class B common stock that may convert into Class A common stock on a one-for-one basis, all of which shares of common stock constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradable.
In addition, The Anschutz Corporation and its affiliates are able to sell their shares pursuant to the registration rights that we have granted and may choose to do so at any time. To that end, on August 2, 2016, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Anschutz Corporation and certain of its affiliates named therein (the “Selling Stockholders”). Pursuant to the underwriting agreement, the Selling Stockholders agreed to sell 13,000,000 shares of the Company’s Class A common stock, par value $0.001 per share, to Merrill Lynch, Pierce, Fenner & Smith Incorporated at a price of $21.60 per share. In addition, on November 17, 2016, the Company entered into an underwriting agreement with UBS Securities LLC and the Selling Stockholders. Pursuant to the underwriting agreement, the Selling Stockholders agreed to sell 13,000,000 shares of the Company’s Class A common stock, par value $0.001 per share, to UBS Securities LLC at a price of $22.95 per share. The Company did not receive any proceeds from the sales of the shares by the Selling Stockholders. The offerings were made pursuant to two prospectus supplements, dated August 3, 2016 and

November 17, 2016, respectively, to the prospectus dated August 28, 2015 that was included in the Company’s effective shelf registration statement (Reg. No. 333-206656) relating to shares of the Company’s Class A common stock.
The Selling Stockholders owned 18,440,000 shares of our issued and outstanding Class A Common Stock, representing approximately 13.9% of our Class A common stock issued and outstanding as of December 31, 2016, which together with the 23,708,639 shares of our Class B common stock owned by the Selling Stockholders, represents approximately 69.0% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock as of December 31, 2016.
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
The issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock, either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our other classes of voting stock.
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

Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
As of December 31, 2016, we operated 506 theatre locations pursuant to lease agreements and owned the land and buildings in fee for 55 theatre locations. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 31, 2016, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations," which is incorporated herein by reference.
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

	Fiscal 2016
	High	Low
First Quarter (January 1, 2016 - March 31, 2016)	$21.82	$16.50
Second Quarter (April 1, 2016 - June 30, 2016)	22.48	19.35
Third Quarter (July 1, 2016 - September 30, 2016)	24.19	21.13
Fourth Quarter (October 1, 2016 - December 31, 2016)	24.79	20.29

	Fiscal 2015
	High	Low
First Quarter (January 2, 2015 - March 31, 2015)	$24.52	$18.70
Second Quarter (April 1, 2015 - June 30, 2015)	23.67	20.25
Third Quarter (July 1, 2015 - September 30, 2015)	21.98	17.48
Fourth Quarter (October 1, 2015 - December 31, 2015)	20.25	17.65
On February 20, 2017, there were approximately 238 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock. As of February 20, 2017 our officers, directors and key employees hold, or in the case of performance shares are eligible to receive, approximately 1,425,561 restricted shares of our Class A common stock, for which the restrictions lapse or the performance criteria and vesting may be satisfied, at various dates through

January 11, 2021. All shares of restricted stock are registered and will be freely tradable when the restrictions lapse, unless such shares are issued to or acquired by an affiliate of Regal, in which case the affiliate may only sell the shares subject to the volume limitations imposed by Rule 144 of the Securities Act.

Dividend Policy
During the fiscal year ended December 31, 2016 (the "Fiscal 2016 Period"), Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.9 million in the aggregate. On February 9, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2017 to stockholders of record on March 3, 2017. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our board of directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
None.

Item 6.    SELECTED FINANCIAL DATA.
The selected historical consolidated financial data as of and for the fiscal years ended December 31, 2016, December 31, 2015, January 1, 2015, December 26, 2013, and December 27, 2012 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data does not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended December 31, 2016	Fiscal year ended December 31, 2015	Fiscal year ended January 1, 2015 (1)	Fiscal year ended December 26, 2013	Fiscal year ended December 27, 2012
	(in millions, except per share data)
Statement of Income Data:
Total revenues	$3,197.1	$3,127.3	$2,990.1	$3,038.1	$2,820.0
Income from operations(5)	339.4	319.3	306.4	339.8	330.0
Net income attributable to controlling interest(4)(5)	170.4	153.4	105.6	157.7	142.3
Earnings per diluted share(4)(5)	1.09	0.98	0.68	1.01	0.92
Dividends per common share(2)(3)	$0.88	$0.88	$1.88	$0.84	$1.84

	As of or for the fiscal year ended December 31, 2016	As of or for the fiscal year ended December 31, 2015	As of or for the fiscal year ended January 1, 2015 (1)	As of or for the fiscal year ended December 26, 2013	As of or for the fiscal year ended December 27, 2012
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities(4)	$410.5	$434.4	$349.1	$346.9	$346.6
Net cash used in investing activities(4)	(223.6)	(183.3)	(150.4)	(258.6)	(183.4)
Net cash provided by (used in) financing activities(2)(3)	(160.0)	(178.6)	(332.5)	83.1	(306.7)
Balance sheet data at period end:
Cash and cash equivalents	$246.5	$219.6	$147.1	$280.9	$109.5
Total assets(6)	2,645.7	2,601.6	2,511.5	2,678.6	2,202.1
Total debt obligations(6)	2,340.1	2,342.4	2,332.2	2,284.6	1,975.2
Deficit	(838.9)	(877.6)	(897.3)	(715.3)	(750.4)
Operating data:
Theatre locations	561	572	574	580	540
Screens	7,267	7,361	7,367	7,394	6,880
Average screens per location	13.0	12.9	12.8	12.7	12.7
Attendance (in millions)	210.9	216.7	220.2	228.6	216.4
Average ticket price	$9.78	$9.41	$9.08	$9.01	$8.90
Average concessions per patron	$4.42	$4.16	$3.77	$3.57	$3.46
_______________________________________________________________________________

(1)	Fiscal year ended January 1, 2015 was comprised of 53 weeks.

(2)	Includes the December 15, 2014 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

(3)	Includes the December 27, 2012 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

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

(5)
During the years ended December 31, 2016, December 31, 2015, January 1, 2015, December 26, 2013, and December 27, 2012, we recorded impairment charges of $9.6 million, $15.6 million, $5.6 million, $9.5 million, and $11.1 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

(6)
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intended to simplify the presentation of debt issuance costs. Prior to the issuance of ASU 2015-03, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is to be applied retrospectively and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance during the quarter ended March 31, 2016. Debt issuance costs associated with long-term debt, net of accumulated amortization, were $25.8 million, $30.7 million, $28.0 million, $26.1 million and $20.0 million as of December 31, 2016, December 31, 2015, January 1, 2015, December 26, 2013, and December 27, 2012, respectively. The balance sheet as of December 31, 2015 has been recast to reflect the reclassification of debt issuances costs, net of accumulated amortization, from "Other Non-Current Assets" to a reduction of "Long-Term Debt, Less Current Portion."

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 31, 2016, December 31, 2015, and January 1, 2015. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K.
Overview and Basis of Presentation
We conduct our operations through our wholly owned subsidiaries. We operate one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,267 screens in 561 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2016. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. The Company manages its business under one reportable segment: theatre exhibition operations.
We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our gift card and bulk ticket programs, various other activities in our theatres and through our relationship with National CineMedia, which focuses on in-theatre advertising. Film rental costs depend primarily on the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to maximize our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.
The timing of movie releases can have a significant effect on our results of operations, and the results of one fiscal quarter are not necessarily indicative of results for the next fiscal quarter or any other fiscal quarter. Historically, motion picture studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year. The Company does not believe that inflation has had a material impact on its financial position or results of operations.
For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors."

Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to property and equipment, goodwill, deferred revenue pertaining to gift card and bulk ticket sales, income taxes and purchase accounting as well as others discussed in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed elsewhere within this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our related disclosures herein.

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
We have applied the principles of purchase accounting when recording theatre acquisitions. Under current purchase accounting principles, we are required to use the acquisition method of accounting to estimate the fair value of all assets and liabilities, including: (i) the acquired tangible and intangible assets, including property and equipment, (ii) the liabilities assumed at the date of acquisition (including contingencies), and (iii) the related deferred tax assets and liabilities. Because the estimates we make in purchase accounting can materially impact our future results of operations, for significant acquisitions, we have obtained assistance from third party valuation specialists in order to assist in our determination of fair value. The Company provides assumptions to the third party valuation firms based on information available to us at the acquisition date, including both quantitative and qualitative information about the specified assets or liabilities. The Company primarily utilizes the third parties to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained. The Company then uses the information to determine fair value. The third party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the valuation methodology utilized by the third party valuation firms. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts. Historically, the estimates made have not experienced significant changes and, as a result, we have not disclosed such changes.

•
FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Our annual goodwill impairment assessment for fiscal 2016 indicated that the carrying value of one of our reporting units exceeded its estimated fair value and as a result, we recorded a goodwill impairment charge of approximately $1.7 million. Based on our annual impairment assessment conducted during fiscal 2015 and fiscal 2014, we were not required to record a charge for goodwill impairment.

•
We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an estimated useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have longer useful economic lives, and their depreciable lives (10-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolete, we accelerate depreciation over the remaining useful lives of the assets. Actual economic lives may differ materially from these estimates.

Historical appraisals of our properties have supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis generally evaluates assets for impairment on an individual theatre basis. When the estimated future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods. During the years ended December 31, 2016, December 31, 2015 and January 1, 2015, we recorded impairment charges of $9.6 million, $15.6 million and $5.6 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

For the fiscal years ended December 31, 2016, December 31, 2015 and January 1, 2015, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 31, 2016, consolidated depreciation and amortization expense was $230.7 million, representing 7.2% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $14.9 million, or 6.5%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $17.1 million, or 7.4%.

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
For fiscal 2016, our provision for income taxes was $111.2 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 39.5% to 40.5% would have increased the current year income tax provision by approximately $2.9 million.

•
As noted in our significant accounting policies for "Revenue Recognition" under Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company maintains a deferred revenue balance pertaining to cash received from the sale of bulk tickets and gift cards that have not been redeemed. The Company recognizes revenue associated with bulk tickets and gift cards when redeemed, or when the likelihood of redemption becomes remote. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue (known as "breakage" in our industry) based on historical experience, when the likelihood of redemption is remote, and when there is no legal obligation to remit the unredeemed gift card and bulk ticket items to the relevant jurisdiction. The determination of the likelihood of redemption is based on an analysis of historical redemption trends and considers various factors including the period outstanding, the level and frequency of activity, and the period of inactivity.

Significant Events and Fiscal 2017 Outlook
During the Fiscal 2016 Period, the fiscal year ended December 31, 2015 ("Fiscal 2015 Period") and the fifty-three week fiscal year ended January 1, 2015 ("Fiscal 2014 Period"), the Company entered into various investing and financing transactions which are more fully described under "Liquidity and Capital Resources" below and in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

During the Fiscal 2016 Period, we continued to make progress with respect to our business strategy as follows:

•
We demonstrated our commitment to providing incremental value to our stockholders. During the Fiscal 2016 Period, we paid to our stockholders four quarterly cash dividends of $0.22 per share, or approximately $138.9 million in the aggregate.

•
We continued to actively manage our asset base during the Fiscal 2016 Period by opening two theatres with 19 screens, reopening five screens at an existing theatre and closing 13 theatres and 118 screens, ending the Fiscal 2016 Period with 561 theatres and 7,267 screens.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

◦First, we continued to improve customer amenities, primarily through the installation of luxury reclining seats. With respect to our luxury reclining seating initiative, as of December 31, 2016, we offered luxury reclining seating in 1,369 auditoriums at 113 theatre locations. We expect to install luxury reclining seating in approximately 40-45 locations during 2017 and expect to outfit approximately 45% of the total screens in our circuit by the end of 2019. The costs of these conversions in some cases are partially covered by contributions from our theatre landlords.
◦Second, to address consumer trends and customer preferences, we have continued to expand our menu of food and alcoholic beverage products to an increasing number of attendees. The enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results, and we expect to continue to invest in such offerings in our theatres. As of December 31, 2016, we offered an expanded menu of food in 216 locations (reaching approximately 53% of our fiscal 2016 attendees) and alcoholic beverages in 143 locations (reaching approximately 28% of our fiscal 2016 attendees), and we expect to offer an expanded menu of food in approximately 270 locations and alcoholic beverages in approximately 215 locations by the end of 2017.
◦Third, we continued to implement various customer engagement initiatives aimed at delivering a premium movie-going experience for our customers in order to better compete for patrons and build brand loyalty. For example, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. During the first quarter of 2016, we completed the national rollout of the new Regal Crown Club®. Members of the enhanced program can earn unlimited credits and can redeem such credits for movie tickets, concession items and movie memorabilia at the theatre or in an online reward center where members can select the rewards of their choice.  We believe these changes allow us to offer more relevant offers to our members and increase customer engagement in the program. As of December 31, 2016, we had approximately 11.8 million active members in the Regal Crown Club®, making it the largest loyalty program in our industry.
◦In addition, we continued to develop and enhance other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and other marketing initiatives. For example, we have improved the customer experience of purchasing tickets by expanding our ability to sell tickets remotely via our mobile application and through our internet ticketing partners such as Fandango.com and Atom Tickets. Customers can choose their preferred ticketing option, which in many cases means they can pre-purchase tickets, scan their mobile device and proceed directly to their reserved seat without waiting in line.  In addition to providing customers the ability to pre-purchase tickets, our mobile application provides customers the ability to find films, movie information, showtimes, track Regal Crown Club® credits and receive special offers from Regal.  Finally, at nearly one third of our locations, our newest ticketing partner, Atom Tickets, provides our patrons the ability to bypass concession stand lines by pre-purchasing concession items via their mobile device. We believe these technologies provide a platform for delivering a quality customer experience and will drive incremental revenues and cash flows in a more cost-effective manner.
◦Finally, our IMAX® digital projection systems and our proprietary large screen format, RPXSM, offer our patrons all-digital, large format premium experiences and generate incremental revenue and cash flows for the Company. As of December 31, 2016, our IMAX® footprint consisted of 89 IMAX® screens, and we operated 93 RPXSM screens. We continue to selectively install RPXSM screens where we can generate a financial return, and we have recently agreed to install an additional 11 IMAX® digital projection systems, which will ultimately expand our IMAX® footprint to 100 screens.
We are optimistic regarding the breadth of the 2017 film slate, including the timing of the release schedule and the number of films scheduled for release. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2017 appears to be another year of high-profile releases such as The Lego Batman Movie, Beauty and the Beast, Fast and Furious 8, Guardians of the Galaxy Volume 2, Pirates of the Caribbean: Dead Men Tell No Tales, Wonder Woman, Cars 3, Transformers: The Last Knight, Despicable Me 3, Spider-Man: Homecoming, War of the Planet of the Apes, Thor: Ragnarok, Justice League, Coco, Star Wars: The Last Jedi and Pitch Perfect 3.
We intend to grow our theatre circuit through selective expansion and through accretive acquisitions. With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales and landlord contributions) to be in the range of $130.0 million to $145.0 million for fiscal 2017, consisting of upgrades for premium amenities, new theatre development, and maintenance.
Overall for fiscal 2017, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2017 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings and customer engagement initiatives. We will continue to maintain a business strategy focused on the evaluation of accretive acquisition opportunities, selective upgrades and premium experience opportunities and providing incremental returns to our stockholders. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

Recent Developments
On February 9, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2017 to stockholders of record on March 3, 2017.

Results of Operations
Based on our review of industry sources, North American box office revenues for the time period that corresponds to the Fiscal 2016 Period were estimated to have increased by approximately one percent per screen in comparison to the Fiscal 2015 Period. The industry's box office results for fiscal 2016 were positively impacted by strong attendance from the breadth and commercial success of the overall film slate during the year.
For fiscal 2014 and prior periods, the Company's fiscal year ended on the first Thursday after December 25, which in certain years (such as fiscal 2014) resulted in a 53-week fiscal year. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2016 Period, the Fiscal 2015 Period and the Fiscal 2014 Period (dollars and attendance in millions, except average ticket prices and average concessions per patron):

	Fiscal 2016 Period		Fiscal 2015 Period		Fiscal 2014 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$2,061.7	64.5%	$2,038.2	65.2%	$1,998.9	66.9%
Concessions	932.6	29.2	901.7	28.8	829.6	27.7
Other operating revenues	202.8	6.3	187.4	6.0	161.6	5.4
Total revenues	3,197.1	100.0	3,127.3	100.0	2,990.1	100.0
Operating expenses:
Film rental and advertising costs(1)	1,107.3	53.7	1,093.1	53.6	1,047.1	52.4
Cost of concessions(2)	119.5	12.8	114.4	12.7	111.1	13.4
Rent expense(3)	427.6	13.4	421.5	13.5	423.4	14.2
Other operating expenses(3)	883.2	27.6	863.7	27.6	813.2	27.2
General and administrative expenses (including share-based compensation expense of $8.8 million, $8.3 million and $9.4 million for the Fiscal 2016 Period, the Fiscal 2015 Period and the Fiscal 2014 Period, respectively)(3)	84.6	2.6	78.8	2.5	74.4	2.5
Depreciation and amortization(3)	230.7	7.2	216.8	6.9	207.2	6.9
Net loss on disposal and impairment of operating assets and other(3)	4.8	0.2	19.7	0.6	7.3	0.2
Total operating expenses(3)	2,857.7	89.4	2,808.0	89.8	2,683.7	89.8
Income from operations(3)	339.4	10.6	319.3	10.2	306.4	10.2
Interest expense, net(3)	128.1	4.0	129.6	4.1	126.5	4.2
Loss on extinguishment of debt(3)	2.9	0.1	5.7	0.2	62.4	2.1
Earnings recognized from NCM(3)	(29.4)	0.9	(31.0)	1.0	(32.1)	1.1
Provision for income taxes(3)	111.2	3.5	100.1	3.2	73.4	2.5
Net income attributable to controlling interest(3)	$170.4	5.3	$153.4	4.9	$105.6	3.5
Attendance	210.9	*	216.7	*	220.2	*
Average ticket price(4)	$9.78	*	$9.41	*	$9.08	*
Average concessions per patron(5)	$4.42	*	$4.16	*	$3.77	*
_______________________________________________________________________________

*	Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Fiscal 2016 Period Compared to Fiscal 2015 Period
Admissions
During the Fiscal 2016 Period, total admissions revenues increased $23.5 million, or 1.2%, to $2,061.7 million, from $2,038.2 million in the Fiscal 2015 Period. A 3.9% increase in average ticket prices (approximately $78.5 million of total admissions revenues), partially offset by a 2.7% decrease in attendance (approximately $55.0 million of total admissions revenues) led to the overall increase in the Fiscal 2016 Period admissions revenues. For the Fiscal 2016 Period, the 3.9% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews (particularly at locations featuring luxury reclining seats), partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2016 Period. The decrease in attendance during the Fiscal 2016 Period was primarily attributable to the strong attendance generated by the commercial appeal of the top tier films exhibited during the Fiscal 2015 Period including, most notably, Star Wars: The Force Awakens and Jurassic World. Based on our review of certain industry sources, the increase in our admissions revenues on a per screen basis was slightly ahead of the industry’s per screen results for the Fiscal 2016 Period as compared to the Fiscal 2015 Period. We are optimistic that the industry's investment in new theatres and customer amenities and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.
Concessions
Total concessions revenues increased $30.9 million, or 3.4%, to $932.6 million during the Fiscal 2016 Period, from $901.7 million for the Fiscal 2015 Period. A 6.3% increase in average concessions revenues per patron (approximately $55.2 million of total concessions revenues), partially offset by a 2.7% decrease in attendance (approximately $24.3 million of total concessions revenues) led to the overall increase in the Fiscal 2016 Period concessions revenues. The 6.3% increase in average concessions revenues per patron for the Fiscal 2016 Period was primarily attributable to an increase in beverage, popcorn, and candy sales, selective price increases and the continued rollout of our expanded food and alcohol menu.
Other Operating Revenues
Other operating revenues increased $15.4 million, or 8.2%, to $202.8 million during the Fiscal 2016 Period, from $187.4 million for the Fiscal 2015 Period. Included in other operating revenues are revenues from our vendor marketing programs, other theatre revenues (consisting primarily of internet ticketing surcharges, theatre rentals and arcade games), theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire) and revenues related to our gift card and bulk ticket programs. During the Fiscal 2016 Period, the increase in other operating revenues was primarily due to an increase in revenues related to our gift card and bulk ticket programs (approximately $10.2 million) and an increase in revenues related to internet ticketing surcharges (approximately $3.9 million).
Film Rental and Advertising Costs
Film rental and advertising costs as a percentage of admissions revenues was 53.7% during the Fiscal 2016 Period and was consistent with that of the Fiscal 2015 Period.
Cost of Concessions
During the Fiscal 2016 Period, cost of concessions increased $5.1 million, or 4.5%, to $119.5 million as compared to $114.4 million during the Fiscal 2015 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2016 Period was approximately 12.8% and was in line with that of the Fiscal 2015 Period.
Rent Expense
Rent expense increased $6.1 million, or 1.4%, to $427.6 million in the Fiscal 2016 Period, from $421.5 million in the Fiscal 2015 Period. The increase in rent expense in the Fiscal 2016 Period was primarily impacted by incremental rent associated with the opening of two new theatres with 19 screens subsequent to the end of the Fiscal 2015 Period and higher contingent rent associated with the increase in total revenues, partially offset by the closure of 13 theatres with 118 screens subsequent to the end of the Fiscal 2015 Period.
Other Operating Expenses
Other operating expenses increased $19.5 million, or 2.3%, to $883.2 million in the Fiscal 2016 Period, from $863.7 million in the Fiscal 2015 Period. During the Fiscal 2016 Period, the increase in other operating expenses was primarily attributable to increases in theatre level payroll and benefit costs.
General and Administrative Expenses
General and administrative expenses increased $5.8 million, or 7.4%, to $84.6 million in the Fiscal 2016 Period, from $78.8 million in the Fiscal 2015 Period. The increase in general and administrative expenses during the Fiscal 2016 Period was primarily attributable to higher legal and professional fees.
Depreciation and Amortization
Depreciation and amortization expense increased $13.9 million, or 6.4%, to $230.7 million for the Fiscal 2016 Period, from $216.8 million in the Fiscal 2015 Period. The increase in depreciation and amortization expense during the Fiscal 2016

Period was primarily related to the impact of increased capital expenditures associated with the installation of luxury reclining seats subsequent to the Fiscal 2015 Period, and to a lesser extent, the opening of two new theatres with 19 screens (partially offset by the closure of 13 theatres with 118 screens) subsequent to the end of the Fiscal 2015 Period.
Net Loss on Disposal and Impairment of Operating Assets and Other
Net loss on disposal and impairment of operating assets and other decreased $14.9 million, to $4.8 million for the Fiscal 2016 Period, from $19.7 million in the Fiscal 2015 Period. Included in net loss on disposal and impairment of operating assets and other was a $9.8 million gain on the early termination of a theatre lease during the Fiscal 2016 Period.
Interest Expense, net
During the Fiscal 2016 Period, net interest expense decreased $1.5 million, or 1.2%, to $128.1 million, from $129.6 million in the Fiscal 2015 Period. The decrease in net interest expense during the Fiscal 2016 Period was primarily due to interest savings associated with a lower effective interest rate under the Amended Senior Credit Facility.
Loss on Extinguishment of Debt
During the Fiscal 2016 Period, the Company recorded an aggregate loss on debt extinguishment of approximately $2.9 million in connection with the June 2016 refinancing and December 2016 refinancing of our Amended Senior Credit Facility as further described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Earnings Recognized from NCM
Earnings recognized from NCM decreased $1.6 million, or 5.2%, to $29.4 million in the Fiscal 2016 Period, from $31.0 million in the Fiscal 2015 Period. The decrease in earnings recognized from NCM during the Fiscal 2016 Period was primarily attributable to lower cash distributions from National CineMedia, partially offset by higher equity income from National CineMedia during the Fiscal 2016 Period.
Income Taxes
The provision for income taxes of $111.2 million and $100.1 million for the Fiscal 2016 Period and the Fiscal 2015 Period, respectively, reflect effective tax rates of approximately 39.5%. The effective tax rates for such periods reflect the impact of certain non-deductible expenses and other income tax credits.

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
Other Operating Revenues
Other operating revenues increased $25.8 million, or 16.0%, to $187.4 million during the Fiscal 2015 Period, from $161.6 million for the Fiscal 2014 Period. During the Fiscal 2015 Period, the increase in other operating revenues was due to an increase in revenues related to our gift card and bulk ticket programs (approximately $10.2 million), an increase in other theatre revenues (approximately $8.1 million) primarily related to internet ticketing surcharges, an increase in revenues from our vendor marketing programs (approximately $3.8 million) and incremental National CineMedia revenues (approximately $3.6 million).
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
Loss on Extinguishment of Debt
During the Fiscal 2015 Period, the Company recorded a loss on debt extinguishment of approximately $5.7 million in connection with a refinancing of our Amended Senior Credit Facility as further described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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

Quarterly Results
The following table sets forth selected unaudited quarterly results for the eight quarters ended December 31, 2016. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The comparability of our results between quarters is impacted by certain factors described below and to a lesser extent, seasonality. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 31, 2016 (1)	Sept. 30, 2016	June 30, 2016 (2)	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015 (3)	March 31, 2015
	In millions (except per share data)
Total revenues	$812.6	$811.5	$785.9	$787.1	$848.2	$725.0	$862.8	$691.3
Income from operations(4)	95.0	87.2	76.6	80.6	101.9	51.9	115.1	50.4
Net income attributable to controlling interest(4)	53.9	42.3	33.5	40.7	55.0	21.9	53.4	23.1
Diluted earnings per share(4)	0.34	0.27	0.21	0.26	0.35	0.14	0.34	0.15
Dividends per common share	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22
_______________________________________________________________________________

(1)
As described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on December 2, 2016, Regal Cinemas entered into a permitted secured refinancing agreement with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. The permitted secured refinancing agreement further amends the Amended Senior Credit Facility, which was amended by the June 2016 Refinancing Agreement described in (2) below. In connection with the execution of the permitted secured refinancing agreement, the Company recorded a loss on debt extinguishment of approximately $1.4 million during the quarter ended December 31, 2016.

(2)
As described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on June 1, 2016, Regal Cinemas entered into a permitted secured refinancing agreement with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. In connection with the execution of the permitted secured refinancing agreement, the Company recorded a loss on debt extinguishment of approximately $1.5 million during the quarter ended June 30, 2016.

(3)
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

(4)
During the eight quarters ended December 31, 2016, we recorded impairment charges of $3.2 million, $3.4 million, $0.8 million, $2.2 million, $4.5 million, $9.2 million, $1.9 million, $0.0 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

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
Operating Activities
Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards. Our operating expenses are primarily related to film and advertising costs, rent and occupancy and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities include items that will become due within 12 months. In addition, from time to time, we use cash from operations to fund dividends in excess of net income attributable to controlling interest and to fund dividends in excess of cash flows from operating activities less capital expenditures (net of proceeds from asset sales). As a result, at any given time, our balance sheet may reflect a working capital deficit.
Net cash flows provided by operating activities totaled approximately $410.5 million, $434.4 million and $349.1 million for the Fiscal 2016 Period, the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The decrease in net cash flows generated by operating activities for the Fiscal 2016 Period as compared to the Fiscal 2015 Period was caused by a negative fluctuation in working capital activity (primarily related to the timing of vendor payments, including film payables, as a result of increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2015 Period), partially offset by an increase in landlord contributions and an increase in net income excluding non-cash items.  The increase in net cash flows generated by operating activities for the Fiscal 2015 Period as compared to the Fiscal 2014 Period was caused by a positive fluctuation in working capital activity (primarily related to the timing of vendor payments, including film payables, as a result of increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2015 Period), an increase in landlord contributions and an increase in net income excluding non-cash items.
Investing Activities
Our capital requirements have historically arisen principally in connection with acquisitions of theatres, new theatre construction, strategic partnerships, the addition of luxury amenities in select theatres, other upgrades to the Company’s theatre facilities and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows, cash on hand, landlord contributions, proceeds from the disposition of assets and financing activities.

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures (net of proceeds from asset sales and landlord contributions) for theatre development, expansion, upgrading and replacements to be in the range of approximately $130.0 million to $145.0 million in fiscal year 2017, exclusive of acquisitions.
During the Fiscal 2016 Period, we received approximately 0.7 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction caused a proportionate increase in the Company's ownership share in National CineMedia to approximately 27.1 million common units. On a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of December 31, 2016.
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
Net cash flows used in investing activities totaled approximately $223.6 million, $183.3 million and $150.4 million for the Fiscal 2016 Period, the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The $40.3 million increase in cash flows used in investing activities during the Fiscal 2016 Period, as compared to the Fiscal 2015 Period, was primarily attributable to a $39.8 million increase in capital expenditures (net of proceeds from disposals) and higher capital investments in certain non-consolidated entities, partially offset by the impact of $9.2 million of cash used for a fiscal 2015 acquisition and $3.6 million in proceeds received related to the sale of RealD, Inc. common stock during the Fiscal 2016 Period. The $32.9 million increase in cash flows used in investing activities during the Fiscal 2015 Period, as compared to the Fiscal 2014 Period, was primarily attributable to a $18.6 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2015 Period, $9.2 million of cash used for the acquisition of five theatres with 61 screens from entities affiliated with Georgia Theatre Company, and the impact of $6.0 million in proceeds received related to the sale of RealD, Inc. common stock during the Fiscal 2014 Period.
Financing Activities
As described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas entered into a permitted secured refinancing agreement with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto (the "June 2016 Refinancing Agreement"). Pursuant to the June 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility under the Amended Senior Credit Facility, which had an aggregate principal balance of approximately $958.5 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $958.5 million with a final maturity date in April 2022. Together with other amounts provided by Regal Cinemas, proceeds of the term loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility. In connection with the execution of the June 2016 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.5 million during the quarter ended June 30, 2016.
On December 2, 2016, Regal Cinemas entered into a permitted secured refinancing agreement (the “December 2016 Refinancing Agreement”) with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. The December 2016 Refinancing Agreement further amends the Amended Senior Credit Facility, which was amended by the June 2016 Refinancing Agreement. Pursuant to the December 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility, which had an aggregate principal balance of approximately $956.1 million, and in accordance therewith, the Lenders advanced term loans in an aggregate principal amount of approximately $956.1 million with a final maturity date in April 2022 (the “New Term Loans”). Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the existing term facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans. The New Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Loans, with the balance payable on the maturity date of the New Term Loans. The December 2016 Refinancing Agreement also amends the Amended Senior Credit Facility by reducing the interest rate on the New Term Loans, by providing, at Regal Cinemas’ option, either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin will be either 1.50% in the case of base rate loans or 2.50% in the case of LIBOR rate loans. The December 2016 Refinancing Agreement also provides for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the New Term Loans on or prior to the sixth-month anniversary of the closing of the December 2016 Refinancing Agreement that, in either case, has the effect of reducing the interest rate on the New Term Loans. In connection with the execution of the December 2016 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.4 million during the quarter ended December 31, 2016.

As of December 31, 2016, we had approximately $954.7 million aggregate principal amount outstanding (net of debt discount) under the New Term Loans, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023 and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of December 31, 2016, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of December 31, 2016, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.
The Company is rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company's current ratings will continue for any given period of time. An upgrade or downgrade of the Company's debt ratings, depending on the extent, could affect the cost to borrow funds. There were no upgrades or downgrades to the Company's debt ratings that materially impacted our ability or cost to borrow funds during the fiscal year ended December 31, 2016.
During the Fiscal 2016 Period, Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.9 million in the aggregate. On February 9, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2017 to stockholders of record on March 3, 2017. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
Net cash flows provided used in financing activities were approximately $160.0 million, $178.6 million and $332.5 million for the Fiscal 2016 Period, the Fiscal 2015 Period and the Fiscal 2014 Period, respectively. The net decrease in cash flows used in financing activities during the Fiscal 2016 Period as compared to the Fiscal 2015 Period of $18.6 million was primarily attributable to the net impact of the Amended Senior Credit Facility refinancing effected during the Fiscal 2015 Period. The net decrease in cash flows used in financing activities during the Fiscal 2015 Period as compared to the Fiscal 2014 Period of $153.9 million was primarily attributable to a $155.7 million decrease in dividends paid to stockholders during the 2015 Fiscal Period as compared to the 2014 Fiscal Period, lower payments on long-term obligations and landlord contributions received in connection with amended lease financing arrangements, partially offset by the net impact of the Amended Senior Credit Facility refinancing effected during the Fiscal 2015 Period.

EBITDA
Net income attributable to controlling interest adjusted for interest expense, net, provision for income taxes and depreciation and amortization ("EBITDA") was approximately $640.4 million, $599.9 million and $512.7 million for the Fiscal 2016 Period, the Fiscal 2015 Period and the Fiscal 2014 Period, respectively.
The Company uses EBITDA as a supplemental liquidity and performance measure because we find it useful to understand and evaluate our capacity, excluding the impact of interest, taxes, and non-cash depreciation and amortization charges, for servicing our debt, paying dividends and otherwise meeting our cash needs, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that EBITDA is useful to investors for these purposes as well. EBITDA should not be considered an alternative to, or more meaningful than, net cash provided by or used in operating activities, as determined in accordance with GAAP, since it omits the impact of interest, taxes and changes in working capital that use or provide cash (such as receivables, payables and inventories) as well as the sources or uses of cash associated with changes in other balance sheet items (such as long-term loss accruals and deferred items). Because EBITDA excludes depreciation and amortization, EBITDA does not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, EBITDA, because it also does not reflect the impact of debt service, income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this Form 10-K, does not represent how much discretionary cash we have available for other purposes. Nonetheless, EBITDA is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community, all of whom believe, and we concur, that these measures are critical to the capital markets’ analysis of our ability to service debt, fund capital expenditures, pay dividends and otherwise meet cash needs, respectively. We also evaluate EBITDA because it is clear that movements in this non-GAAP measure impact our ability to attract financing and pay dividends. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income attributable to controlling interest to EBITDA to net cash provided by operating activities is calculated as follows (in millions):

	Fiscal 2016 Period	Fiscal 2015 Period	Fiscal 2014 Period
Net income attributable to controlling interest	$170.4	$153.4	$105.6
Interest expense, net	128.1	129.6	126.5
Provision for income taxes	111.2	100.1	73.4
Depreciation and amortization	230.7	216.8	207.2
EBITDA	$640.4	$599.9	$512.7
Interest expense, net	(128.1)	(129.6)	(126.5)
Provision for income taxes	(111.2)	(100.1)	(73.4)
Deferred income taxes	2.4	(10.9)	6.6
Changes in operating assets and liabilities	(67.4)	35.5	(42.9)
Loss on extinguishment of debt	2.9	5.7	62.4
Landlord contributions	75.3	32.2	8.8
Other items, net	(3.8)	1.7	1.4
Net cash provided by operating activities	$410.5	$434.4	$349.1

Interest Rate Swaps
As described in Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as of December 31, 2016, the Company maintained one effective hedging relationship via one distinct interest rate swap agreement (maturity date of June 30, 2018), which requires Regal Cinemas to pay interest at a fixed rate of 2.165% and receive interest at a variable rate. This interest rate swap agreement is designated to hedge $200.0 million of variable rate debt obligations at an effective rate of approximately 4.7% as of December 31, 2016. See Note 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of the Company's interest rate swap fair value estimation methods and assumptions.

Sale-Leaseback Transactions
For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations and Commitments
The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 31, 2016, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,233.8	$10.9	$21.8	$19.2	$2,181.9
Future interest on debt obligations(2)	627.6	107.9	210.4	207.6	101.7
Capital lease obligations, including interest(3)	15.8	3.1	1.8	1.9	9.0
Lease financing arrangements, including interest(3)	143.6	21.8	42.0	24.9	54.9
Purchase obligations(4)	107.7	76.9	30.8	—	—
Operating leases(5)	2,911.6	426.9	772.5	584.2	1,128.0
FIN 48 liabilities(6)	0.3	0.3	—	—	—
Total	$6,040.4	$647.8	$1,079.3	$837.8	$3,475.5

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—
_______________________________________________________________________________

(1)
These amounts are included on our consolidated balance sheet as of December 31, 2016. Our Amended Senior Credit Facility provides for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations as of December 31, 2016 (consisting of approximately $756.1 million of variable interest rate borrowings under the New Term Loans, $775.0 million outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023 and approximately $4.1 million of other debt obligations) are based on the stated fixed rate or in the case of the $756.1 million of variable interest rate borrowings under the New Term Loans, the current interest rate specified in our Amended Senior Credit Facility as of December 31, 2016 (3.27%). Future interest payments on the Company's hedged indebtedness as of December 31, 2016 (the remaining $200.0 million of borrowings under the New Term Loans) are based on (i) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 31, 2016 (2.50%) and (ii) the expected fixed interest payments under the Company's interest rate swap agreement, which is described in further detail under Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 31, 2016. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.23%, maturing in various installments through 2028. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were contractually obligated as of December 31, 2016, including improvements associated with existing theatres (including luxury reclining seating), the construction of new theatres and investments in non-consolidated entities. Does not include non-committed capital expenditures.

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

(6)
The table does not include approximately $6.3 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of December 31, 2016.

(7)
In addition, as of December 31, 2016, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintains a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

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
Under the terms of the Company's effective interest rate swap agreement (which hedges an aggregate of $200.0 million of variable rate debt obligations as of December 31, 2016) described in Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Regal Cinemas pays interest at a fixed rate of 2.165% and receives interest at a variable rate.
As of December 31, 2016 and December 31, 2015, borrowings of $954.7 million (net of debt discount) and $958.8 million (net of debt discount), respectively, were outstanding under the New Term Loans and the Prior Term Facility at an effective interest rate of 3.56% (as of December 31, 2016) and 4.17% (as of December 31, 2015), respectively, after the impact of interest rate swaps is taken into account. A hypothetical change of 10% in the Company's effective interest rate under the New Term Loans as of December 31, 2016, would increase or decrease interest expense by $3.4 million for the fiscal year ended December 31, 2016.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Regal Entertainment Group:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 31, 2016.

KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, as stated in their report which is included herein.

/s/ AMY E. MILES	/s/ DAVID H. OWNBY
Amy E. Miles	David H. Ownby
Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Regal Entertainment Group:
We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, deficit, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Regal Entertainment Group’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regal Entertainment Group’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal Entertainment Group and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Regal Entertainment Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Knoxville, Tennessee
February 27, 2017

REGAL ENTERTAINMENT GROUP
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$246.5	$219.6
Trade and other receivables, net	155.1	149.6
Income tax receivable	—	3.5
Inventories	20.9	22.4
Prepaid expenses and other current assets	23.4	20.9
Assets held for sale	1.0	1.0
Deferred income tax asset	—	21.2
TOTAL CURRENT ASSETS	446.9	438.2
PROPERTY AND EQUIPMENT:
Land	131.2	132.7
Buildings and leasehold improvements	2,319.7	2,196.4
Equipment	1,065.7	1,058.3
Construction in progress	20.2	18.2
Total property and equipment	3,536.8	3,405.6
Accumulated depreciation and amortization	(2,146.7)	(2,001.4)
TOTAL PROPERTY AND EQUIPMENT, NET	1,390.1	1,404.2
GOODWILL	327.0	328.7
INTANGIBLE ASSETS, NET	46.0	50.2
DEFERRED INCOME TAX ASSET	56.3	37.2
OTHER NON-CURRENT ASSETS	379.4	343.1
TOTAL ASSETS	$2,645.7	$2,601.6
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$25.5	$27.4
Accounts payable	194.8	229.7
Accrued expenses	70.7	70.8
Deferred revenue	192.7	203.4
Income taxes payable	6.4	—
Interest payable	19.9	20.0
TOTAL CURRENT LIABILITIES	510.0	551.3
LONG-TERM DEBT, LESS CURRENT PORTION	2,197.1	2,197.6
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	84.8	77.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	6.9	8.9
NON-CURRENT DEFERRED REVENUE	412.3	415.2
OTHER NON-CURRENT LIABILITIES	273.5	228.4
TOTAL LIABILITIES	3,484.6	3,479.2
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 133,080,279 and 132,745,481 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(934.4)	(940.0)
Retained earnings	96.5	64.2
Accumulated other comprehensive loss, net	(1.3)	(2.1)
TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(839.1)	(877.8)
Noncontrolling interest	0.2	0.2
TOTAL DEFICIT	(838.9)	(877.6)
TOTAL LIABILITIES AND DEFICIT	$2,645.7	$2,601.6
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
REVENUES:
Admissions	$2,061.7	$2,038.2	$1,998.9
Concessions	932.6	901.7	829.6
Other operating revenues	202.8	187.4	161.6
TOTAL REVENUES	3,197.1	3,127.3	2,990.1
OPERATING EXPENSES:
Film rental and advertising costs	1,107.3	1,093.1	1,047.1
Cost of concessions	119.5	114.4	111.1
Rent expense	427.6	421.5	423.4
Other operating expenses	883.2	863.7	813.2
General and administrative expenses (including share-based compensation of $8.8, $8.3 and $9.4 for the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively)	84.6	78.8	74.4
Depreciation and amortization	230.7	216.8	207.2
Net loss on disposal and impairment of operating assets and other	4.8	19.7	7.3
TOTAL OPERATING EXPENSES	2,857.7	2,808.0	2,683.7
INCOME FROM OPERATIONS	339.4	319.3	306.4
OTHER EXPENSE (INCOME):
Interest expense, net	128.1	129.6	126.5
Loss on extinguishment of debt	2.9	5.7	62.4
Earnings recognized from NCM	(29.4)	(31.0)	(32.1)
Equity in income of non-consolidated entities and other, net	(43.9)	(38.3)	(29.0)
TOTAL OTHER EXPENSE, NET	57.7	66.0	127.8
INCOME BEFORE INCOME TAXES	281.7	253.3	178.6
PROVISION FOR INCOME TAXES	111.2	100.1	73.4
NET INCOME	170.5	153.2	105.2
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	(0.1)	0.2	0.4
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$170.4	$153.4	$105.6
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$1.09	$0.99	$0.68
Diluted	$1.09	$0.98	$0.68
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	155,995	155,680	155,287
Diluted	156,804	156,511	156,310
DIVIDENDS DECLARED PER COMMON SHARE	$0.88	$0.88	$1.88
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
NET INCOME	$170.5	$153.2	$105.2
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	(2.3)	(4.3)	(2.1)
Amounts reclassified to net income from interest rate swaps	3.6	4.5	3.2
Change in fair value of available for sale securities	—	(0.2)	1.1
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	(0.5)	—	(0.6)
Change in fair value of equity method investee interest rate swaps	—	(0.6)	(0.7)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	0.8	(0.6)	0.9
TOTAL COMPREHENSIVE INCOME, NET OF TAX	171.3	152.6	106.1
Comprehensive (income) loss attributable to noncontrolling interest, net of tax	(0.1)	0.2	0.4
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST, NET OF TAX	$171.2	$152.8	$106.5

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF DEFICIT
(in millions, except amounts of cash dividends declared per share)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit of Regal Entertainment Group	Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount
Balances, December 26, 2013	132.1	$0.1	23.7	$—	$(782.9)	$71.8	$(2.4)	$(713.4)	$(1.9)	$(715.3)
Net income attributable to controlling interest	—	—	—	—	—	105.6	—	105.6	—	105.6
Other comprehensive income (loss)	—	—	—	—	—	—	0.9	0.9	—	0.9
Noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Share-based compensation expense	—	—	—	—	7.9	—	—	7.9	—	7.9
Exercise of stock options	—	—	—	—	0.1	—	—	0.1	—	0.1
Tax benefits from exercise of stock options, vesting of restricted stock and other	(0.2)	—	—	—	(2.3)	—	—	(2.3)	—	(2.3)
Issuance of restricted stock	0.6	—	—	—	—	—	—	—	—	—
Extraordinary cash dividend declared, $1.00 per share	—	—	—	—	(156.2)	—	—	(156.2)	—	(156.2)
Cash dividends declared, $0.88 per share	—	—	—	—	(8.4)	(129.0)	—	(137.4)	—	(137.4)
Balances, January 1, 2015	132.5	0.1	23.7	—	(941.8)	48.4	(1.5)	(894.8)	(2.5)	(897.3)
Net income attributable to controlling interest	—	—	—	—	—	153.4	—	153.4	—	153.4
Other comprehensive income (loss)	—	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Purchase of noncontrolling interest	—	—	—	—	(5.5)	—	—	(5.5)	2.9	(2.6)
Other noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	7.7	—	—	7.7	—	7.7
Tax benefits from vesting of restricted stock and other	(0.3)	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Issuance of restricted stock	0.5	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.88 per share	—	—	—	—	(0.1)	(137.6)	—	(137.7)	—	(137.7)
Balances, December 31, 2015	132.7	0.1	23.7	—	(940.0)	64.2	(2.1)	(877.8)	0.2	(877.6)
Net income attributable to controlling interest	—	—	—	—	—	170.4	—	170.4	—	170.4
Other comprehensive income (loss)	—	—	—	—	—	—	0.8	0.8	—	0.8
Share-based compensation expense	—	—	—	—	7.9	—	—	7.9	—	7.9
Tax benefits from vesting of restricted stock and other	(0.1)	—	—	—	(2.3)	—	—	(2.3)	—	(2.3)
Issuance of restricted stock	0.5	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.88 per share	—	—	—	—	—	(138.1)	—	(138.1)	—	(138.1)
Balances, December 31, 2016	133.1	$0.1	23.7	$—	$(934.4)	$96.5	$(1.3)	$(839.1)	$0.2	$(838.9)
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170.5	$153.2	$105.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230.7	216.8	207.2
Amortization of debt discount	0.3	0.3	—
Amortization of debt acquisition costs	4.6	4.7	4.8
Share-based compensation expense	8.8	8.3	9.4
Deferred income tax provision (benefit)	2.4	(10.9)	6.6
Net loss on disposal and impairment of operating assets	14.6	19.7	7.3
Gain on lease termination	(9.8)	—	—
Equity in income of non-consolidated entities	(51.4)	(44.6)	(34.1)
Loss on extinguishment of debt	2.9	5.7	62.4
Gain on sale of available for sale securities	(1.0)	—	(2.0)
Non-cash (gain) loss on interest rate swaps	(0.1)	0.7	—
Non-cash rent income	(6.3)	(6.2)	(4.0)
Cash distributions on investments in other non-consolidated entities	12.0	3.6	6.3
Excess cash distribution on NCM shares	13.8	15.4	14.1
Landlord contributions	75.3	32.2	8.8
Proceeds from lease termination and other	10.6	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other receivables	—	(19.0)	(4.2)
Inventories	1.5	(4.7)	1.3
Prepaid expenses and other assets	(2.5)	1.5	(1.8)
Accounts payable	(38.3)	63.1	(0.2)
Income taxes payable	6.7	0.2	0.3
Deferred revenue	(23.6)	3.6	(6.3)
Accrued expenses and other liabilities	(11.2)	(9.2)	(32.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	410.5	434.4	349.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(214.9)	(185.7)	(156.8)
Proceeds from disposition of assets	1.4	12.0	1.7
Investment in non-consolidated entities	(13.7)	(0.4)	(4.0)
Cash used for acquisition	—	(9.2)	—
Proceeds from sale of available for sale securities	3.6	—	6.0
Changes in other long-term assets	—	—	2.7
NET CASH USED IN INVESTING ACTIVITIES	(223.6)	(183.3)	(150.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(138.9)	(139.1)	(294.8)
Payments on long-term obligations	(21.7)	(23.3)	(29.7)
Landlord contributions received from lease financing arrangements	6.0	3.9	—
Proceeds from stock option exercises	—	—	0.1
Cash paid for tax withholdings and other	(3.3)	(4.4)	(3.9)
Proceeds from Amended Senior Credit Facility	1,914.6	963.3	—
Repayment of Amended Senior Credit Facility	(1,914.6)	(963.2)	—
Proceeds from issuance of Regal 5 3/4% Senior Notes Due 2022	—	—	775.0
Cash used to repurchase 9 1/8% Senior Notes	—	—	(336.3)
Cash used to repurchase 8 5/8% Senior Notes	—	—	(428.0)
Payment of debt acquisition costs	(2.1)	(13.2)	(14.9)
Purchase of noncontrolling interest	—	(2.6)	—
NET CASH USED IN FINANCING ACTIVITIES	(160.0)	(178.6)	(332.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26.9	72.5	(133.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	219.6	147.1	280.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$246.5	$219.6	$147.1
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$101.9	$105.9	$69.0
Cash paid for interest, net of amounts capitalized	$124.3	$125.3	$141.0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$9.9	$9.0	$5.9
Increase in property and equipment and other from lease financing arrangements	$13.1	$3.2	$14.2
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, December 31, 2015, and January 1, 2015

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

Regal operates one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,267 screens in 561 theatres in 42 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2016. Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.

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

The Company maintains a deferred revenue balance pertaining to amounts received for agreeing to the 2007 National CineMedia exhibitor services agreement ("ESA") modification, amounts recorded in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement described in Note 4—"Investments," and amounts received from the sale of bulk tickets and gift cards that have not been redeemed. Amortization of deferred revenue related to the amount we received for agreeing to the existing National CineMedia exhibitor services agreement modification and amounts recorded in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement are described below in this Note 2 under "Deferred Revenue" and in Note 4—"Investments." The Company recognizes revenue associated with bulk tickets and gift cards when redeemed, or when the likelihood of redemption becomes remote. The determination of the likelihood of redemption is based on an analysis of actual historical redemption trends.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of 3 months or less to be cash equivalents. At December 31, 2016, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 31, 2016 and December 31, 2015, the Company capitalized approximately $8.0 million and $12.6 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theatre locations and corporate office. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20 - 30 years
Equipment	3 - 20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3 - 5 years

As of December 31, 2016 and December 31, 2015, included in property and equipment is $190.6 million and $185.9 million of assets accounted for under capital leases and lease financing arrangements, before accumulated depreciation of $118.0 million and $104.1 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

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

The Company considers historical theatre level cash flows, estimated future theatre level cash flows, theatre property and equipment carrying values, intangible asset carrying values, the age of the theatre, competitive theatres in the marketplace, the impact of recent pricing changes, strategic initiatives, available lease renewal options and other factors considered relevant in its assessment of whether or not a triggering event has occurred that indicates impairment of individual theatre assets may be necessary. For theatres where a triggering event is identified, impairment is measured based on the estimated cash flows from

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. Significant judgment is involved in determining whether a triggering event has occurred, estimating future cash flows and determining fair value. Management's estimates (Level 3 inputs as described in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on historical and projected operating performance, recent market transactions, and current industry trading multiples.

Triggering events identified resulted in the recording of impairment charges of $9.6 million, $15.6 million and $5.6 million for the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Leases

The majority of the Company's operations are conducted in premises occupied under non-cancelable lease agreements with initial base terms generally ranging from 15 to 20 years. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for our theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions. There are no conditions imposed upon us by our lease agreements or by parties other than the lessor that legally obligate the Company to incur costs to retire assets as a result of a decision to vacate our leased properties. None of our lease agreements require us to return the leased property to the lessor in its original condition (allowing for normal wear and tear) or to remove leasehold improvements at our cost.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

under ASC Subtopic 840-40, for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project's construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the years ended December 31, 2016, December 31, 2015 and January 1, 2015, these rental costs have not been significant to our consolidated financial statements.

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

Goodwill

The carrying amount of goodwill at December 31, 2016 and December 31, 2015 was approximately $327.0 million and $328.7 million, respectively. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

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

The Company's annual goodwill impairment assessment for the year ended December 31, 2016 indicated that the carrying value of one of its reporting units exceeded its estimated fair value and as a result, the Company recorded a goodwill impairment charge of approximately $1.7 million. The Company's annual goodwill impairment assessments for the years ended December 31, 2015 and January 1, 2015 indicated that the estimated fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Intangible Assets

As of December 31, 2016 and December 31, 2015, intangible assets totaled $66.8 million and $67.1 million, respectively, before accumulated amortization of $20.8 million and $16.9 million, respectively. Such intangible assets are recorded at fair value and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. The Company's identifiable intangible assets substantially consist of favorable leases acquired in connection with various acquisitions since fiscal 2008. During the years ended December 31, 2016, December 31, 2015 and January 1, 2015, the Company recognized $3.8 million, $3.7 million and $3.7 million of amortization, respectively, related to these intangible assets.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

Estimated amortization expense for the next five fiscal years for such intangible assets as of December 31, 2016 is projected below (in millions):

2017	$3.8
2018	3.8
2019	3.7
2020	3.5
2021	3.3

During the year ended December 31, 2016, the Company recorded a favorable lease impairment charge of approximately $0.3 million related to a theatre closure. The Company did not record an impairment of any intangible assets during the years ended December 31, 2015 or January 1, 2015.

Debt Acquisition Costs

Debt acquisition costs are deferred and amortized to interest expense using the effective interest method over the terms of the related agreements. In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intended to simplify the presentation of debt issuance costs. Prior to the issuance of ASU 2015-03, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is to be applied retrospectively and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance during the quarter ended March 31, 2016. Debt issuance costs associated with long-term debt, net of accumulated amortization, were $25.8 million and $30.7 million as of December 31, 2016 and December 31, 2015, respectively. The balance sheet as of December 31, 2015 has been recast to reflect the reclassification of debt issuances costs, net of accumulated amortization, from "Other Non-Current Assets" to a reduction of "Long-Term Debt, Less Current Portion."

Investments

The Company primarily accounts for its investments in non-consolidated subsidiaries using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" and "Other Non-Current Liabilities" as applicable in its consolidated balance sheets. The Company records equity in earnings and losses of these entities in its consolidated statements of income. As of December 31, 2016, the Company holds a 19.7% interest in National CineMedia, LLC ("National CineMedia" or "NCM"), a 46.7% interest in Digital Cinema Implementation Partners, LLC, a 50% interest in Open Road Films, a 32% interest in AC JV, LLC and a 14.6% interest in Digital Cinema Distribution Coalition (each as described further under Note 4—"Investments"). In addition, as described further under Note 4—"Investments," the Company holds an equity investment in Atom Tickets, LLC, an internet ticketing partner of the Company. Such investment is accounted for under the cost method. The carrying value of the Company's investment in these entities as of December 31, 2016 and December 31, 2015 was approximately $367.7 million and $321.8 million, respectively.

The Company reviews investments in non-consolidated subsidiaries accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. The Company reviews unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate the potential impairment of these investments as well as current equity prices for its investment in National CineMedia and discounted projections of cash flows for certain of its other investees. Additionally, the Company has periodic discussions with the management of significant investees to assist in the identification of any factors that might indicate the potential for impairment. In order to determine whether the carrying value of investments may have experienced an other-than-temporary decline in value necessitating the write-down of the recorded investment, the Company considers various factors, including the period of time during which the fair value of the investment remains substantially below the recorded amounts, the investees' financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, a reduction or cessation in the investees dividend payments, suspension of trading in the security, qualifications in accountant's reports due to liquidity or going concern issues, investee announcement of adverse changes, downgrading of investee debt, regulatory actions,

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

changes in reserves for product liability, loss of a principal customer, negative operating cash flows or working capital deficiencies and the recording of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value.

There was no impairment of the Company's investments during the years ended December 31, 2016, December 31, 2015 and January 1, 2015.

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

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the 2007 ESA modification, amounts recorded in connection with the receipt of newly issued common units of National CineMedia, cash received from the sale of bulk tickets and gift cards, and amounts received in connection with vendor marketing programs. The amount we received for agreeing to the ESA modification is being amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in Note 4—"Investments," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement are being amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of December 31, 2016 and December 31, 2015, approximately $425.0 million and $426.7 million of

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

deferred revenue, respectively, related to the ESA was recorded as components of current and non-current deferred revenue in the accompanying consolidated balance sheets. Deferred revenue related to gift cards and bulk ticket sales and vendor marketing programs is recognized as revenue as described above in this Note 2 under "Revenue Recognition." As of December 31, 2016 and December 31, 2015, approximately $175.6 million and $188.5 million of deferred revenue, respectively, related to the gift cards and bulk tickets was recorded as a component of current deferred revenue in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at the Company's theatres and can redeem such credits for movie tickets, concession items and movie memorabilia at the theatre or in an online reward center.  Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 31, 2016, December 31, 2015 and January 1, 2015, the costs of these awards have not been significant to the Company's consolidated financial statements.

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, deferred revenue, property and equipment, goodwill, income taxes and purchase accounting. Actual results could differ from those estimates.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

Segments

As of December 31, 2016, December 31, 2015 and January 1, 2015, the Company managed its business under one reportable segment: theatre exhibition operations.

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

Comprehensive Income

Total comprehensive income, net of tax, for the years ended December 31, 2016, December 31, 2015 and January 1, 2015 was $171.3 million, $152.6 million and $106.1 million, respectively. Total comprehensive income consists of net income and other comprehensive income, net of tax, related to the change in the aggregate unrealized gain/loss on the Company's interest rate swap arrangement, the change in fair value of available for sale equity securities (including other-than-temporary impairments), the reclassification adjustment for gain on sale of available for sale securities recognized in net income and the change in fair value of equity method investee interest rate swap transactions during each of the years ended December 31, 2016, December 31, 2015 and January 1, 2015. The Company's interest rate swap arrangements and available for sale equity securities are further described in Note 13—"Derivative Instruments" and Note 14—"Fair Value of Financial Instruments."

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

As further described above in this Note 2 under "Debt Acquisition Costs," in April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest. The Company adopted this guidance during the quarter ended March 31, 2016. Debt issuance costs associated with long-term debt, net of accumulated amortization, were $25.8 million and $30.7 million as of December 31, 2016 and December 31, 2015, respectively. The balance sheet as of December 31, 2015 has been recast to reflect the reclassification of debt issuances costs, net of accumulated amortization, from "Other Non-Current Assets" to a reduction of "Long-Term Debt, Less Current Portion."

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which requires the presentation of deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance during the quarter ended March 31, 2016 and elected the prospective approach. Therefore, deferred taxes as of December 31, 2016 are recorded as long-term deferred tax assets and long-term deferred tax liabilities on the balance sheet. Balances as of December 31, 2015 have not been recast.

Recently Issued FASB Accounting Standard Codification Updates

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or modified retrospective transition method. ASU 2014-09 was originally effective for annual and interim reporting periods beginning after December 15, 2016. However, the standard was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted as of the original effective date. The Company believes that the adoption of ASU 2014-09 will primarily impact its accounting for its (i) loyalty program, (ii) gift cards and bulk tickets, (iii) customer incentives and (iv) amounts recorded as deferred revenue and the method of amortization for advanced payments received in connection with the 2007 National CineMedia ESA modification and subsequent receipts of common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement, each as described in Note 4—"Investments." The Company has selected the modified retrospective method for adoption of ASU 2014-09 and is continuing to further evaluate the full impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. To that end, the Company has conducted initial analyses, developed project management relative to the process of adopting ASU 2014-09, and is currently completing detailed contract reviews to determine necessary adjustments to existing accounting policies and to support an evaluation of the standard’s impact on the Company’s consolidated results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures and believes that the significance of its future minimum rental payments will result in a material increase in ROU assets and lease liabilities.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The purpose of ASU 2016-07 is to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements and related disclosures.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current GAAP requires. ASU 2016-16 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted in any interim or annual period. The Company is evaluating the impact that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which requires when assessing which party is the primary beneficiary in a VIE, the decision maker considers interests held by entities under common control on a proportionate basis instead of treating those interests as if they were that of the decision maker itself, as current GAAP requires.  ASU 2016-17 is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period. The Company does not expect the adoption of ASU 2016-17 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of ASU 2017-01 is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted. We do not expect ASU 2017-01 to have an impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact that ASU 2017-04 will have on its consolidated financial statements and related disclosures.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

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

4. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia. National CineMedia provides in-theatre advertising for its theatrical exhibition partners, which include us, AMC and Cinemark.

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

As a result of the transactions associated with the IPO and receipt of proceeds in excess of our investment balance, the Company reduced its investment in National CineMedia to zero. Accordingly, we will not provide for any additional losses, as we have not guaranteed obligations of National CineMedia and we are not otherwise committed to provide further financial support for National CineMedia. In addition, subsequent to the IPO, the Company determined it would not recognize its share of any undistributed equity in the earnings of National CineMedia pertaining to the Company's Initial Investment Tranche in National CineMedia until National CineMedia's future net earnings, net of distributions received, equal or exceed the amount of the above described excess distribution. Until such time, equity in earnings related to the Company's Initial Investment Tranche in National CineMedia will be recognized only to the extent that the Company receives cash distributions from National CineMedia. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution. The Company's Initial Investment Tranche is recorded at $0 cost.

In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements with National CineMedia in exchange for a significant portion of its pro rata share of the IPO proceeds. The modification extended the term of the exhibitor services agreement ("ESA") to 30 years, provided National CineMedia with a 5-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.0756 payment per patron for fiscal 2016 and increases by 8% every 5 years starting at the end of fiscal 2011, a fixed $800 payment per digital screen each year, which increases by 5% annually starting at the end of fiscal 2007 (or $1,241 for fiscal 2016) and an additional payment per digital screen of $638 for fiscal 2016. The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 20 years.

The amount we received for agreeing to the ESA modification was approximately $281.0 million, which represents the estimated fair value of the ESA modification payment. We estimated the fair value of the ESA payment based upon a valuation performed by the Company with the assistance of third party specialists. This amount has been recorded as deferred revenue and is being amortized to advertising revenue over the 30 year term of the ESA following the units of revenue method. Under the units of revenue method, amortization for a period is calculated by computing a ratio of the proceeds received from the ESA modification payment to the total expected decrease in revenues due to entry into the new ESA over the 30 year term of the agreement and then applying that ratio to the current period's expected decrease in revenues due to entry into the new ESA.

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

As described further below, subsequent to the IPO and through December 31, 2016, the Company received from National CineMedia approximately 12.4 million newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company's Initial Investment Tranche following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

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
December 31, 2016, December 31, 2015 and January 1, 2015

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

The Company accounts for its investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the consolidated balance sheets. Below is a summary of activity with National CineMedia included in the Company's consolidated financial statements as of and for the years ended December 31, 2016, December 31, 2015 and January 1, 2015 (in millions):

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended December 26, 2013	$158.5	$(432.2)	$93.5	$(37.5)	$(19.9)
Receipt of additional common units(1)	5.9	(5.9)	—	—	—
Receipt of excess cash distributions(2)	(10.2)	—	27.1	(16.9)	—
Receipt under tax receivable agreement(2)	(3.9)	—	12.0	(8.1)	—
Revenues earned under ESA(3)	—	—	14.2	—	(14.2)
Amortization of deferred revenue(4)	—	9.6	—	—	(9.6)
Equity income attributable to additional common units(5)	7.1	—	—	(7.1)	—
Balance as of and for the period ended January 1, 2015	$157.4	$(428.5)	$53.3	$(32.1)	$(23.8)
Receipt of additional common units(1)	9.0	(9.0)	—	—	—
Receipt of excess cash distributions(2)	(11.8)	—	30.5	(18.7)	—
Receipt under tax receivable agreement(2)	(3.5)	—	9.5	(6.0)	—
Revenues earned under ESA(3)	—	—	16.7	—	(16.7)
Amortization of deferred revenue(4)	—	10.8	—	—	(10.8)
Equity income attributable to additional common units(5)	6.3	—	—	(6.3)	—
Balance as of and for the period ended December 31, 2015	$157.4	$(426.7)	$56.7	$(31.0)	$(27.5)
Receipt of additional common units(1)	9.9	(9.9)	—	—	—
Receipt of excess cash distributions(2)	(9.3)	—	23.3	(14.0)	—
Receipt under tax receivable agreement(2)	(4.5)	—	11.4	(6.9)	—
Revenues earned under ESA(3)	—	—	16.7	—	(16.7)
Amortization of deferred revenue(4)	—	11.6	—	—	(11.6)
Equity income attributable to additional common units(5)	8.5	—	—	(8.5)	—
Balance as of and for the period ended December 31, 2016	$162.0	$(425.0)	$51.4	$(29.4)	$(28.3)
_______________________________________________________________________________

(1)
On March 17, 2016, March 17, 2015, and March 13, 2014, we received from National CineMedia approximately 0.7 million, 0.6 million and 0.4 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were issued. As a result of these adjustments, the Company recorded increases to its investment in National CineMedia (along with corresponding increases to deferred revenue) of $9.9 million, $9.0 million and $5.9 million during the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively. Such deferred revenue amounts are being amortized to advertising revenue over the remaining term of the ESA between RCI and National CineMedia following the units of revenue method as described in (4) below. As of December 31, 2016, we held approximately 27.1 million common units of National CineMedia. On a fully diluted basis, we own a 19.7% interest in NCM, Inc. as of December 31, 2016.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

(2)
During the years ended December 31, 2016, December 31, 2015 and January 1, 2015, the Company received $34.7 million, $40.0 million, $39.1 million, respectively, in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $11.4 million, $9.5 million, and $12.0 million received under the tax receivable agreement). Approximately $13.8 million, $15.3 million and $14.1 million of these cash distributions received during the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $16.7 million, $16.7 million and $14.2 million for the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments $12.2 million, $11.8 million and $14.0 million for the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

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

As of December 31, 2016, approximately $2.8 million and $1.3 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 31, 2015, approximately $2.8 million and $1.3 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this Form 10-K, no summarized financial information for National CineMedia was available for the year ended December 31, 2016. Summarized consolidated statements of income information for National CineMedia for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 is as follows (in millions):

	Year Ended December 31, 2015	Year Ended January 1, 2015	Year Ended December 26, 2013
Revenues	$446.5	$394.0	$462.8
Income from operations	140.5	159.2	202.0
Net income	87.5	96.3	162.9
Summarized consolidated balance sheet information for National CineMedia as of December 31, 2015 and January 1, 2015 is as follows (in millions):

	December 31, 2015	January 1, 2015
Current assets	$159.5	$134.9
Noncurrent assets	623.1	546.2
Total assets	782.6	681.1
Current liabilities	113.1	106.5
Noncurrent liabilities	936.0	892.0
Total liabilities	1,049.1	998.5
Members' deficit	(266.5)	(317.4)
Liabilities and members' deficit	782.6	681.1

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

Investment in Digital Cinema Implementation Partners

We maintain an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"). DCIP is a joint venture company formed by Regal, AMC and Cinemark. DCIP funds the cost of digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In addition to its U.S. digital deployment, DCIP actively manages the deployment of over 1,800 digital systems in Canada for Canadian Digital Cinema Partnership, a joint venture between Cineplex Inc. and Empire Theatres Limited.

Regal holds a 46.7% economic interest in DCIP as of December 31, 2016 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company's investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying consolidated balance sheets. The changes in the carrying amount of our investment in DCIP for the years ended December 31, 2016, December 31, 2015, and January 1, 2015 are as follows (in millions):

Balance as of December 26, 2013	$101.6
Equity contributions	3.6
Equity in earnings of DCIP(1)	28.6
Receipt of cash distributions(2)	(6.3)
Change in fair value of equity method investee interest rate swap transactions	(1.2)
Balance as of January 1, 2015	126.3
Equity contributions	0.4
Equity in earnings of DCIP(1)	37.0
Receipt of cash distributions(2)	(2.0)
Change in fair value of equity method investee interest rate swap transactions	(1.0)
Balance as of December 31, 2015	160.7
Equity contributions	0.5
Equity in earnings of DCIP(1)	41.6
Receipt of cash distributions(2)	(9.7)
Change in fair value of equity method investee interest rate swap transactions	0.1
Balance as of December 31, 2016	$193.2
_______________________________________________________________________________

(1)
Represents the Company's share of the net income of DCIP. Such amount is presented as a component of "Equity in income of non-consolidated entities and other, net" in the accompanying consolidated statements of income.

(2)	Represents cash distributions from DCIP as a return on its investment.

In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a 12-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system. DCIP incurred a loss on debt extinguishment of approximately $6.0 million as a result of the debt repayment and Regal recorded its pro rata share of such loss (approximately $2.8 million) during the year ended January 1, 2015 as a reduction of equity in earnings of DCIP. As a result of the amendment to the Master Lease, the Company's deferred rent balance associated with the incremental minimum rental payment of $2,000 per digital projection system is being amortized on a straight-line basis as a reduction of rent expense from the effective date of the amendment (March 31, 2014) through the end of the remaining lease term. As of December 31, 2016, under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental, and accordingly, records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the years ended December 31, 2016, December 31, 2015, and January 1, 2015, the Company incurred total rent expense of approximately $5.3 million, $5.4 million, and $7.7 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "Other operating expenses" in the Company's consolidated statements of income.

Summarized consolidated statements of operations information for DCIP for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 is as follows (in millions):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net revenues	$178.8	$172.3	$170.7
Income from operations	107.9	103.4	102.0
Net income	89.2	79.3	61.3

Summarized consolidated balance sheet information for DCIP as of December 31, 2016 and 2015 is as follows (in millions):

	December 31, 2016	December 31, 2015
Current assets	$45.1	$48.8
Noncurrent assets	858.6	952.2
Total assets	903.7	1,001.0
Current liabilities	44.8	32.5
Noncurrent liabilities	461.5	638.9
Total liabilities	506.3	671.4
Members' equity	397.4	329.6
Liabilities and members' equity	903.7	1,001.0

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. The Company has committed to a cash investment of $30.0 million in Open Road Films. We account for our investment in Open Road Films using the equity method of accounting. As of March 27, 2014, $30.0 million of cumulative losses were recorded in Open Road Films. Consistent with the accounting model provided by ASC 323-10-35-22, since March 27, 2014, the Company has not provided for any additional losses of Open Road Films, since it has not guaranteed obligations of Open Road Films and otherwise has not committed to provide further financial support for Open Road Films above its initial $30.0 million commitment. Accordingly, the Company discontinued equity method accounting for its investment in Open Road Films as of March 27, 2014. The amount of losses incurred through December 31, 2016 continued to be in excess of the Company's initial $30.0 million commitment by approximately $49.1 million. During the year ended December 31, 2016, the Company effected equity contributions of $8.3 million in cash to Open Road Films, and as of December 31, 2016, the Company has funded a total of $28.3 million of its initial $30.0 million commitment. As a result of the equity contributions, the carrying value of the Company's investment in Open Road Films totaled approximately $(1.7) million as of December 31, 2016.

The Company's investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the consolidated balance sheets. The changes in the carrying amount of our investment in Open Road Films for the years ended December 31, 2016, December 31, 2015 and January 1, 2015 are as follows (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

Balance as of December 26, 2013	$(7.1)
Equity in loss attributable to Open Road Films(1)	(2.9)
Balance as of January 1, 2015	(10.0)
Equity in earnings attributable to Open Road Films(1)	—
Balance as of December 31, 2015	(10.0)
Equity in earnings attributable to Open Road Films(1)	—
Equity contributions	8.3
Balance as of December 31, 2016	$(1.7)
__________________________________________________________________

(1)
Represents the Company’s recorded share of the net income (loss) of Open Road Films. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying consolidated statements of income.

As of the date of this Form 10-K, no summarized financial information for Open Road Films was available for the year ended December 31, 2016. Summarized consolidated statements of operations information for Open Road Films for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 is as follows (in millions):

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

As of December 31, 2016, approximately $4.2 million and $2.1 million due from/to Open Road Films were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 31, 2015, approximately $2.4 million and $2.0 million due from/to Open Road Films were included in "Trade and other receivables, net" and "Accounts payable," respectively.

Investment in RealD, Inc.

As of December 31, 2015, the Company held 322,780 common shares in RealD, Inc., an entity specializing in the licensing of 3D technologies. On February 24, 2016, RealD, Inc. stockholders approved an all-cash merger whereby Rizvi Traverse Management, LLC acquired RealD, Inc. for $11.00 per share. Under the terms of the merger agreement, RealD, Inc. shareholders received $11.00 in cash for each share of RealD, Inc.’s common stock. On March 24, 2016, the Company received approximately $3.6 million in cash consideration for its remaining 322,780 RealD, Inc. common shares. As a result of the transaction, the Company recorded a gain of approximately $1.0 million during the quarter ended March 31, 2016. See Note 14—"Fair Value of Financial Instruments" for a discussion of fair value estimation methods with respect to the Company’s investment in RealD, Inc.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

Investment in AC JV, LLC

We maintain an investment in AC JV, LLC (“AC JV”), a Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. AC JV acquired the Fathom Events business from National CineMedia on December 26, 2013. AC JV owns and manages the Fathom Events business, which markets and distributes live and pre-recorded entertainment programming to various theatre operators (including us, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In consideration for the sale, National CineMedia received a total of $25 million in promissory notes from RCI, Cinemark and AMC (one-third or approximately $8.3 million from each). The notes bear interest at 5.0% per annum. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. National CineMedia recorded a gain of approximately $25.4 million in connection with the sale. The Company's proportionate share of such gain (approximately $1.9 million) was excluded from equity earnings in National CineMedia and recorded as a reduction in the Company's investment in AC JV. The remaining outstanding balance of the note payable from the Company to National CineMedia as of December 31, 2016 was $4.2 million. Since the Company does not have a controlling financial interest in AC JV, it accounts for its investment in AC JV under the equity method of accounting. The Company’s investment in AC JV is included as a component of "Other Non-Current Assets." The changes in the carrying amount of our investment in AC JV for the years ended December 31, 2016, December 31, 2015 and January 1, 2015 are as follows (in millions):

Balance as of December 26, 2013	$6.7
Equity in earnings attributable to AC JV, LLC(1)	1.4
Balance as of January 1, 2015	8.1
Receipt of cash distributions(2)	(1.6)
Equity in earnings attributable to AC JV, LLC(1)	1.0
Balance as of December 31, 2015	7.5
Receipt of cash distributions(2)	(1.6)
Equity in earnings attributable to AC JV, LLC(1)	0.6
Balance as of December 31, 2016	$6.5
________________________________

(1)
Represents the Company’s recorded share of the net income of AC JV. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying consolidated statements of income.

(2)	Represents cash distributions from AC JV as a return on its investment.

Investment in Digital Cinema Distribution Coalition

The Company is a party to a joint venture with certain exhibitors and distributors called Digital Cinema Distribution Coalition ("DCDC"). DCDC has established a satellite distribution network that distributes digital content to theatres via satellite. The Company has an approximate 14.6% ownership in DCDC as of December 31, 2016. The Company's investment in DCDC is accounted for under the equity method and is included within "Other Non-Current Assets." The carrying value of the Company's investment in DCDC was approximately $2.8 million and $2.9 million as of December 31, 2016 and December 31, 2015, respectively.

Investment in Atom Tickets, LLC

We maintain an investment in Atom Tickets, LLC ("Atom Tickets"), an internet ticketing partner of the Company that provides our patrons the ability to pre-purchase box office tickets and concession items via their mobile device. The Company's investment in Atom Tickets is included within "Other Non-Current Assets" and is accounted for under the cost method. The carrying value of the Company's investment in Atom Tickets was approximately $5.0 million and $0 as of December 31, 2016 and December 31, 2015, respectively.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

5. DEBT OBLIGATIONS

Debt obligations at December 31, 2016 and December 31, 2015 consist of the following (in millions):

	December 31, 2016	December 31, 2015
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$954.7	$958.8
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.23% as of December 31, 2016, maturing in various installments through November 2028	97.1	89.4
Capital lease obligations, 7.8% to 10.7%, maturing in various installments through December 2030	9.2	11.1
Other	4.1	8.1
Total debt obligations	2,340.1	2,342.4
Less current portion	25.5	27.4
Less debt issuance costs, net of accumulated amortization of $18.5 and $16.2, respectively (1)	25.8	30.7
Total debt obligations, less current portion and debt issuance costs	$2,288.8	$2,284.3
(1) See Note 2—"Summary of Significant Accounting Policies - Debt Acquisition Costs" for discussion of debt issuance costs reclassification upon adoption of ASU 2015-03, Interest—Imputation of Interest.

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

On June 1, 2016, Regal Cinemas entered into a permitted secured refinancing agreement with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto (the "June 2016 Refinancing Agreement"). Pursuant to the June 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility under the Amended Senior Credit Facility, which had an aggregate principal balance of approximately $958.5 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $958.5 million with a final maturity date in April 2022. Together with other amounts provided by Regal Cinemas, proceeds of the term loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility. In connection with the execution of the June 2016 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.5 million during the quarter ended June 30, 2016.

On December 2, 2016, Regal Cinemas entered into a permitted secured refinancing agreement (the “December 2016 Refinancing Agreement”) with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. The December 2016 Refinancing Agreement further amends the Amended Senior Credit Facility, which was amended by the June 2016 Refinancing Agreement. Pursuant to the December 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility, which had an aggregate principal balance of approximately $956.1 million, and in accordance therewith, and received term loans in an aggregate principal amount of approximately $956.1 million with a final maturity date in April 2022 (the “New Term Loans”). Together with other amounts provided by Regal Cinemas, proceeds of the New Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the existing

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

term facility under the Amended Senior Credit Facility in effect immediately prior to the making of the New Term Loans. The New Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Loans, with the balance payable on the maturity date of the New Term Loans. The December 2016 Refinancing Agreement also amends the Amended Senior Credit Facility by reducing the interest rate on the New Term Loans, by providing, at Regal Cinemas’ option, either a base rate or an adjusted LIBOR rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin. Such applicable margin will be either 1.50% in the case of base rate loans or 2.50% in the case of LIBOR rate loans. The December 2016 Refinancing Agreement also provides for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the New Term Loans on or prior to the sixth-month anniversary of the closing of the December 2016 Refinancing Agreement that, in either case, has the effect of reducing the interest rate on the New Term Loans. In connection with the execution of the December 2016 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.4 million during the quarter ended December 31, 2016.

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

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin of 1.50% in the case of base rate loans or 2.50% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every 3 months. If, at any time, with respect to the New Term Loans, the adjusted LIBOR rate as defined in the Amended Senior Credit Facility would otherwise be lower than 0.75% per annum, the adjusted LIBOR rate with respect to the New Term Loans shall be deemed to be 0.75% per annum at such time.

Regal Cinemas may prepay borrowings under the Amended Senior Credit Facility, in whole or in part, in minimum amounts and subject to other conditions set forth in the Amended Senior Credit Facility. Regal Cinemas is required to make mandatory prepayments with:

•	50% of excess cash flow in any fiscal year (as reduced by voluntary repayments of the New Term Loans), with elimination based upon achievement and maintenance of a leverage ratio of 3.75:1.00 or less;

•	100% of the net cash proceeds of all asset sales or other dispositions of property by Regal Cinemas and its subsidiaries, subject to certain exceptions (including reinvestment rights); and

•	100% of the net cash proceeds of issuances of funded debt of Regal Cinemas and its subsidiaries, subject to exceptions for most permitted debt issuances.

The above-described mandatory prepayments are required to be applied pro rata to the remaining amortization payments under the New Term Loans. When there are no longer outstanding loans under the New Term Loans, mandatory prepayments are to be applied to prepay outstanding loans under the Revolving Facility with no corresponding permanent reduction of commitments under the Revolving Facility.

The Amended Senior Credit Facility includes the following financial maintenance covenants, which are applicable only in certain circumstances where usage of the revolving credit commitments exceeds 30% of such commitments. Such financial covenants are limited to the following:

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

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

The Amended Senior Credit Facility requires that Regal Cinemas and its subsidiaries comply with covenants relating to customary matters, including with respect to incurring indebtedness and liens, making investments and acquisitions, effecting mergers and asset sales, prepaying indebtedness, and paying dividends. The Amended Senior Credit Facility also limits capital expenditures to an amount not to exceed 35% of consolidated EBITDA for the prior fiscal year plus a one-year carryforward for unused amounts from the prior fiscal year. Among other things, such limitations will restrict the ability of Regal Cinemas to fund the operations of Regal or any subsidiary of Regal that is not a subsidiary of Regal Cinemas which guarantees the obligations under Amended Senior Credit Facility.

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

As of December 31, 2016 and December 31, 2015, borrowings of $954.7 million (net of debt discount) and $958.8 million (net of debt discount), respectively, were outstanding under the New Term Loans and term facility under the Prior Senior Credit Facility at an effective interest rate of 3.56% (as of December 31, 2016) and 4.17% (as of December 31, 2015), after the impact of the interest rate swaps is taken into account.

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

Prior to March 15, 2017, the Company may redeem all or any part of the 5 3/4% Senior Notes Due 2022 at its option at 100% of the principal amount, plus accrued and unpaid interest to the redemption date and a make-whole premium. The Company may redeem the 5 3/4% Senior Notes Due 2022 in whole or in part at any time on or after March 15, 2017 at the

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

redemption prices specified in the indenture. In addition, prior to March 15, 2017, the Company may redeem up to 35% of the original aggregate principal amount of the 5 3/4% Senior Notes Due 2022 from the net proceeds of certain equity offerings at the redemption price specified in the indenture. The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument, as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

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

Prior to February 1, 2018, the Company may redeem all or any part of the 5 3/4% Senior Notes Due 2025 at its option at 100% of the principal amount, plus accrued and unpaid interest to the redemption date and a make-whole premium. The Company may redeem the 5 3/4% Senior Notes Due 2025 in whole or in part at any time on or after February 1, 2018 at the redemption prices specified in the indenture governing the 5 3/4% Senior Notes Due 2025. In addition, prior to February 1, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the 5 3/4% Senior Notes Due 2025 from the net proceeds from certain equity offerings at the redemption price specified in the indenture. The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument, as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

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

Prior to June 15, 2018, the Company may redeem all or any part of the 5 3/4% Senior Notes Due 2023 at its option at 100% of the principal amount, plus accrued and unpaid interest to the redemption date and a make-whole premium. The Company may redeem the 5 3/4% Senior Notes Due 2023 in whole or in part at any time on or after June 15, 2018 at the redemption prices specified in the indenture. In addition, prior to June 15, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the 5 3/4% Senior Notes Due 2023 from the net proceeds of certain equity offerings at the redemption price specified in the indenture. The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument, as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

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

Lease Financing Arrangements—These obligations primarily represent lease financing obligations resulting from the requirements of ASC Subtopic 840-40. In connection with the acquisition of Hollywood Theaters, the Company assumed approximately $40.4 million of lease financing obligations associated with 14 acquired theatres. As of December 31, 2016, such obligations have a weighted average interest rate of approximately 10.9% and mature in various installments through November 2028. In addition, as a result of certain lease transactions effected during the years ended December 31, 2016 and December 31, 2015, the Company increased the carrying amount of its lease financing obligations by approximately $18.5 million and $5.1 million, respectively.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2017	$10.9	$3.1	$21.8	$35.8
2018	10.9	0.9	21.9	33.7
2019	10.9	0.9	20.1	31.9
2020	9.6	0.9	14.4	24.9
2021	9.6	1.0	10.5	21.1
Thereafter	2,181.9	9.0	54.9	2,245.8
Less: interest on capital leases and lease financing arrangements	—	(6.6)	(46.5)	(53.1)
Totals	$2,233.8	$9.2	$97.1	$2,340.1

Covenant Compliance—As of December 31, 2016, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

6. LEASES

The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 31, 2016, are summarized for the following fiscal years (in millions):

2017	$426.9
2018	409.4
2019	363.1
2020	311.8
2021	272.4
Thereafter	1,128.0
Total	$2,911.6
Rent expense under such operating leases amounted to $427.6 million, $421.5 million and $423.4 million for the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively. Contingent rent expense was $23.5 million, $22.7 million and $23.7 million for the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

7. INCOME TAXES

The components of the provision for income taxes for income from operations are as follows (in millions):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
Federal:
Current	$89.2	$91.1	$53.8
Deferred	3.3	(8.1)	4.4
Total Federal	92.5	83.0	58.2
State:
Current	19.6	19.9	13.0
Deferred	(0.9)	(2.8)	2.2
Total State	18.7	17.1	15.2
Total income tax provision	$111.2	$100.1	$73.4
During the years ended December 31, 2016, December 31, 2015 and January 1, 2015, a current tax benefit of $0.9 million, $1.8 million and $1.6 million, respectively, was allocated directly to stockholders' equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
Provision calculated at federal statutory income tax rate	$98.6	$88.7	$62.5
State and local income taxes, net of federal benefit	12.2	11.1	9.7
Other	0.4	0.3	1.2
Total income tax provision	$111.2	$100.1	$73.4

Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforward	$46.6	$52.7
Excess of tax basis over book basis of fixed assets	55.2	36.8
Deferred revenue	176.5	176.9
Deferred rent	86.6	64.5
Other	14.3	16.0
Total deferred tax assets	379.2	346.9
Valuation allowance	(34.5)	(34.9)
Total deferred tax assets, net of valuation allowance	344.7	312.0
Deferred tax liabilities:
Excess of book basis over tax basis of intangible assets	(58.7)	(42.5)
Excess of book basis over tax basis of investments	(219.1)	(201.4)
Other	(10.6)	(9.7)
Total deferred tax liabilities	(288.4)	(253.6)
Net deferred tax asset	$56.3	$58.4

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

At December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $84.1 million with expiration commencing in 2018. The Company's net operating loss carryforwards were generated by the entities of United Artists, Edwards and Hollywood Theaters. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from United Artists, Edwards and Hollywood Theaters may be impaired as a result of the "ownership change" limitations. The Company’s state net operating losses may be carried forward for various periods, between seven and 20 years, with expiration commencing in 2017. The Company also has net operating losses in U.S. territorial jurisdictions with expirations commencing in 2019.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $34.5 million and $34.9 million as of December 31, 2016 and December 31, 2015, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year ended December 31, 2016, the valuation allowance was increased by $0.6 million related to management's determination that it was more likely than not that certain state net operating losses created in the current year would not be realized, decreased by $0.8 million related to the expiration of federal net operating losses during the current year, and decreased by $0.2 million related to management's determination that it was more likely than not that certain state net operating losses created in prior years would be realized.

In accordance with the provisions of ASC Subtopic 740-10, a reconciliation of the change in the amount of unrecognized tax benefits during the years ended December 31, 2016 and December 31, 2015 was as follows (in millions):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Beginning balance	$13.1	$13.6
Decreases related to prior year tax positions	—	(0.5)
Increases related to current year tax positions	0.4	0.2
Lapse of statute of limitations	(2.6)	(0.2)
Ending balance	$10.9	$13.1

Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $3.0 million and $6.0 million within the next 12 months primarily due to the expiration of the statute of limitations, settlement of tax disputes with taxing authorities and the resolution of other state tax matters.

The total net unrecognized tax benefits that would affect the effective tax rate if recognized at December 31, 2016 and December 31, 2015 was $5.4 million and $6.8 million, respectively. Additionally, the total net unrecognized tax benefits that would result in an increase to the valuation allowance if recognized at December 31, 2016 and December 31, 2015 was approximately $1.7 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2016 and December 31, 2015, the Company has accrued gross interest and penalties of approximately $1.8 million and $2.2 million, respectively. The total amount of interest and penalties recognized in the statement of income for the years ended December 31, 2016, December 31, 2015 and January 1, 2015 was $(0.2) million, $0.3 million and $0.2 million, respectively.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal examinations before 2013, U.S. Territory examinations for years before 2012, and with limited exceptions, state examinations before 2012. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.  During the year ended December 31, 2015, the Internal Revenue Service (“IRS”) closed an examination of the Company’s 2010 and 2012 federal income tax returns and notified the Company that no items were being disputed. In April 2016, the Company was notified that the IRS would examine its 2014 federal tax return. The Company is in the process of

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

providing information requested by the IRS with respect to such tax year. Management believes that it has provided adequate provision for income taxes relative to the tax year under examination.

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

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified United Artists Theatre Circuit, Inc. (“UATC”), an indirect, wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, UATC filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board failed to act on the petition and hence by operation of law it was deemed denied, and UATC filed a petition for writ of mandamus with the California Superior Court seeking review and modification of the order. The Superior Court dismissed UATC's claims against the State Board and the City of Santa Clara. Briefing on UATC's claims against the Regional Board is scheduled to be completed during the first half of 2017. UATC is cooperating with the Regional Board while its petition remains pending before the State Board. To that end, UATC and the current property owner jointly submitted, and on October 27, 2015, the Regional Board approved, a Remedial Action Plan (“RAP”) to remediate the dry-cleaner contamination. UATC intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

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

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC ("Screenvision"). On November 3, 2014, the United States Department of Justice ("DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. On March 17, 2015, the Company was notified by the DOJ that it had opened an investigation into potential anticompetitive conduct by and coordination among NCM, Inc., National CineMedia, Regal, AMC and Cinemark (the “DOJ Notice”). In addition, the DOJ Notice requested that the Company preserve all documents and information since January 1, 2011 relating to movie clearances or communications or cooperation between and among AMC, Regal and Cinemark or their participation in NCM. On May 28, 2015, the Company received a civil investigative demand (the “CID”) from the DOJ as part of an investigation into potentially anticompetitive conduct under Sections 1 and 2 of the Sherman Act, 15 U.S.C. § 1 and § 2. The Company has also received investigative demands from the antitrust sections of various state attorneys general regarding movie clearances and Regal's various joint venture investments, including National CineMedia. The CID and various state investigative demands require the Company to produce documents and answer interrogatories. The Company may receive additional investigative demands from the DOJ and state attorneys general regarding these or related matters. The Company continues to cooperate with these investigations and any other related Federal or state investigations to the extent any are undertaken. The DOJ and various state investigations may also give rise to additional lawsuits filed against the Company related to clearances and the Company’s investments in its various joint ventures. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws during its

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

participation in NCM and other joint ventures, we can provide no assurances as to the scope, timing or outcome of the DOJ’s or any other state or Federal governmental reviews of the Company’s conduct.

On June 17, 2014, Starlight Cinemas, Inc. ("Starlight") filed a complaint and demand for jury trial in the Superior Court of the State of California, County of Los Angeles, Central District against Regal alleging various violations by Regal of California antitrust and unfair competition laws and common law. On July 14, 2014, Regal removed the action to the United States District Court for the Central District of California. Starlight alleges, among other things, that Regal has adversely affected Starlight's ability to exhibit first-run, feature-length motion pictures at its Corona, California theatre. Starlight is seeking, among other things, compensatory, treble and punitive damages and equitable relief enjoining Regal from engaging in future anticompetitive conduct. Regal filed a motion to dismiss all claims. The United States District Court for the Central District of California granted the motion on October 23, 2014. Starlight’s subsequent attempts to file an amended complaint were struck and denied. On February 5, 2015, Starlight filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties’ briefing of the case is complete and the case was submitted without oral argument on November 7, 2016. Management believes that the allegations and claims are without merit and intends to vigorously defend against Starlight's claims through the appellate process.

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

On November 17, 2015, iPic-Gold Class Entertainment LLC (“iPic”) filed a petition in the District Court of Harris County, Texas. iPic filed an amended petition on December 4, 2015, that claims, among other things, that the Company adversely affected the plaintiff’s ability to exhibit first-run motion pictures at its theatre in Houston, Texas. The petition also names AMC Entertainment Holdings, Inc., AMC, and American Multi-Cinema, Inc. (together, the “AMC Companies”) and alleges that the Company and the AMC Companies conspired together to coordinate their respective positions with distributors regarding the distribution of film to iPic’s theatre in Houston, and a proposed iPic theatre in Frisco, Texas. iPic is seeking under Texas antitrust law and common law, among other things, actual and treble damages and equitable relief enjoining the Company from engaging in future anticompetitive conduct. On January 21, 2016, after an evidentiary hearing, the district court entered a Temporary Injunction Order (“TIO”) which prohibits the Company from (i) requesting that movie studios grant it exclusive film licenses that would exclude iPic from licensing the same film at its Houston theatre; (ii) indicating to a studio that it will not play a film at any of its theatres if the studio licenses the film to iPic’s Houston theatre; and (iii) communicating with the AMC Companies or coordinating their respective communications with any studio, with regard to preventing iPic from receiving licenses to first-run films to exhibit at iPic’s Houston theatre. On February 4, 2016, Regal filed a notice of appeal regarding the TIO, and on September 29, 2016, the Texas First Court of Appeals affirmed the district court's order. The district court has scheduled trial for March 27, 2017. Management believes that the allegations and claims are without merit, and intends to vigorously defend the Company.

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $3.5 million and $4.0 million as of December 31, 2016 and December 31, 2015, respectively. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

The Company has entered into employment contracts (the "employment contracts"), with four of its current executive officers, Ms. Miles and Messrs. Dunn, Ownby, and Brandow, to whom we refer as the "executive" or "executives." Under each of the employment contracts, the Company must indemnify each executive from and against all liabilities with respect to such executive's service as an officer, and as a director, to the extent applicable. In addition, under the employment contracts, each executive is entitled to severance payments in connection with the termination by the Company of the executive without cause, the termination by the executive for good reason, or the termination of the executive under circumstances in connection with a change in control of the Company (as defined within each employment contract).

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

Pursuant to the employment contracts, the maximum amount of payments and benefits payable to Ms. Miles and Messrs. Dunn, Ownby and Brandow, in the aggregate, if such executives were terminated (in the event of a change of control), would be approximately $13.0 million.

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

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION
Capital Stock

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

As of December 31, 2016, the Company's authorized capital stock consisted of:

•	500,000,000 shares of Class A common stock, par value $0.001 per share;

•	200,000,000 shares of Class B common stock, par value $0.001 per share; and

•	50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 31, 2016, 133,080,279 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of December 31, 2016, all of which are beneficially owned by The Anschutz Corporation and its affiliates (collectively, "Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 31, 2016. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

On August 2, 2016, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Anschutz Corporation and certain of its affiliates named therein (the “Selling Stockholders”). Pursuant to the underwriting agreement, the Selling Stockholders agreed to sell 13,000,000 shares of the Company’s Class A common stock, par value $0.001 per share, to Merrill Lynch, Pierce, Fenner & Smith Incorporated at a price of $21.60 per share. In addition, on November 17, 2016, the Company entered into an underwriting agreement with UBS Securities LLC and the Selling Stockholders. Pursuant to the underwriting agreement, the Selling Stockholders agreed to sell 13,000,000 shares of the Company’s Class A common stock, par value $0.001 per share, to UBS Securities LLC at a price of $22.95 per share. The Company did not receive any proceeds from the sales of the shares by the Selling Stockholders. The offerings were made pursuant to two prospectus supplements, dated August 3, 2016 and November 17, 2016, respectively, to the prospectus dated August 28, 2015 that was included in the Company’s effective shelf registration statement (Reg. No. 333-206656) relating to shares of the Company’s Class A common stock.

The Selling Stockholders owned 18,440,000 shares of our issued and outstanding Class A Common Stock, representing approximately 13.9% of our Class A common stock issued and outstanding as of December 31, 2016, which together with the 23,708,639 shares of our Class B common stock owned by the Selling Stockholders, represents approximately 69.0% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock as of December 31, 2016.

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
December 31, 2016, December 31, 2015 and January 1, 2015

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

Preferred Stock

The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's Board of Directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 31, 2016, no shares of preferred stock are outstanding.

Warrants

No warrants to acquire the Company's Class A or Class B common stock were outstanding as of December 31, 2016.

Dividends

Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.9 million in the aggregate, during the year ended December 31, 2016. Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $139.1 million in the aggregate, during the year ended December 31, 2015. Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.6 million in the aggregate, during the year ended January 1, 2015. In addition, on December 15, 2014, Regal paid an extraordinary cash dividend of $1.00 per share on each outstanding share of our Class A and Class B common stock, or approximately $156.2 million in the aggregate.

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

On May 9, 2012, the stockholders of Regal approved amendments to the the Incentive Plan increasing the number of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Plan to May 9, 2022. As of December 31, 2016, 4,003,781 shares remain available for future issuance under the Incentive Plan.

Stock Options

As of December 31, 2016, there were no options to purchase shares of Class A common stock outstanding under the Incentive Plan. There were no stock options granted during the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively, and no compensation expense related to stock options was recorded during such periods.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The Incentive Plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the Incentive Plan.

On January 8, 2014, 227,447 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 28, 2015, 228,116 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. On January 13, 2016, 261,119 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company's Class A common stock was $19.08 on January 8, 2014, $20.99 on January 28, 2015, and $17.74 per share on January 13, 2016. The Company assumed forfeiture rates ranging from 4% to 6% for such restricted stock awards.

During the years ended December 31, 2016, December 31, 2015 and January 1, 2015, the Company withheld approximately 177,769 shares, 204,540 shares and 194,675 shares, respectively, of restricted stock at an aggregate cost of approximately $3.2 million, $4.3 million and $3.8 million, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards. On January 9, 2016, 262,476 performance shares (originally granted on January 9, 2013) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 9, 2016, threshold performance goals for these awards were satisfied, and therefore, all 262,476 outstanding performance shares were converted to restricted shares as of January 9, 2016. These awards fully vested on January 9, 2017, the one year anniversary of the calculation date. In addition, on January 11, 2015, 306,696 performance shares (originally granted on January 11, 2012) were effectively converted to shares of restricted common stock. These awards fully vested on January 11, 2016, the one year anniversary of the calculation date. Finally, on January 12, 2014, 330,750 performance share awards (originally granted on January 12, 2011) were effectively converted to shares of restricted common stock. These awards fully vested on January 12, 2015.

During the fiscal years ended December 31, 2016, December 31, 2015 and January 1, 2015, the Company recognized approximately $4.1 million, $4.0 million and $4.0 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 31, 2016, we have unrecognized compensation expense of $4.2 million associated with restricted stock awards, which is expected to be recognized through January 13, 2020.

The following table represents the restricted stock activity for the years ended December 31, 2016, December 31, 2015 and January 1, 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
Unvested at beginning of year:	773,643	885,365	927,261
Granted during the year	261,119	228,116	227,447
Vested during the year	(520,258)	(596,639)	(576,921)
Forfeited during the year	(11,028)	(49,895)	(23,172)
Conversion of performance shares during the year	262,476	306,696	330,750
Unvested at end of year	765,952	773,643	885,365
During the year ended December 31, 2016, the Company paid four cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.7 million.

Performance Share Units

The Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units. In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis—Elements of Compensation—Performance Shares," of our 2016 proxy statement filed with the Commission on April 6, 2016, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock.

On January 8, 2014, 226,471 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. In addition, on January 28, 2015, 234,177 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. Finally, on January 13, 2016, 280,374 performance shares were granted under the Incentive Plan at nominal cost to officers and key employees. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 8, 2017 (the third anniversary of the grant date for the January 8, 2014 grant), January 28, 2018 (the third anniversary of the grant date for the January 28, 2015 grant), and January 13, 2019 (the third anniversary of the grant date for the January 13, 2016 grant), as set forth in the applicable Performance Agreement. Such performance shares vest on the fourth anniversary of their respective grant dates. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of the Company's Class A common stock on the date of grant was $19.08 on January 8, 2014, $20.99 on January 28, 2015, and $17.74 on January 13, 2016, which approximates the respective grant date fair value of the awards. The Company assumed forfeiture rates ranging from 8% to 9% for such performance share awards.

As of the respective grant dates, the aggregate grant date fair value of performance share awards outstanding as of December 31, 2016 was determined to be $15.2 million, which includes related dividends on shares estimated to be earned and paid on the third anniversary of the respective grant dates. The fair value of the performance share awards are amortized as compensation expense over the expected term of the awards of four years. During the years ended December 31, 2016, December 31, 2015 and January 1, 2015, the Company recognized approximately $4.7 million, $4.3 million and $5.4 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses." As of December 31, 2016, we have unrecognized compensation expense of $6.2 million associated with performance share units, which is expected to be recognized through January 13, 2020.

The following table summarizes information about the Company's number of performance shares for the years ended December 31, 2016, December 31, 2015 and January 1, 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
Unvested at beginning of year:	696,849	812,927	940,767
Granted (based on target) during the year	280,374	234,177	226,471
Cancelled/forfeited during the year	(16,038)	(43,559)	(23,561)
Conversion to restricted shares during the year	(262,476)	(306,696)	(330,750)
Unvested at end of year	698,709	696,849	812,927
In connection with the conversion of the above 262,476 performance shares, during the year ended December 31, 2016, the Company paid cumulative cash dividends of $3.60 (representing the sum of all cash dividends paid from January 9, 2013 through January 9, 2016) on each performance share converted, totaling approximately $0.9 million. In connection with the conversion of the above 306,696 performance shares, during the year ended December 31, 2015, the Company paid cumulative cash dividends of $4.56 (representing the sum of all cash dividends paid from January 11, 2012 through January 11, 2015) and $4.58 (representing the sum of all cash dividends paid from June 25, 2012 through June 25, 2015) on each performance share converted, totaling approximately $1.4 million. In connection with the conversion of the above 330,750 performance shares, during the year ended January 1, 2015, the Company paid cumulative cash dividends totaling approximately $1.2 million. The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.3 million shares of restricted stock could be issued if the performance criteria maximums are met.

10. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2016, December 31, 2015 and January 1, 2015, Regal Cinemas received approximately $0.2 million. $0.1 million, and $0.1 million, respectively, from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the years ended December 31, 2016, December 31, 2015 and January 1, 2015, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

During each of the years ended December 31, 2016, December 31, 2015 and January 1, 2015, the Company received approximately $0.5 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

Please also refer to Note 4—“Investments” for a discussion of other related party transactions associated with our various investments in non-consolidated entities.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Plan (the "401k Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all employees. The 401k Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The 401k Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $3.4 million, $3.3 million and $3.3 million to the 401k Plan in 2016, 2015 and 2014, respectively.

Union-Sponsored Plans

As of December 31, 2016, certain former theatre employees are covered by five insignificant union-sponsored multiemployer pension and health and welfare plans. Company contributions into those plans were determined in accordance with provisions of negotiated labor contracts and aggregated approximately $0.1 million for each of the years ended December 31, 2016, December 31, 2015 and January 1, 2015.

During fiscal 2013, the Company received a notice of a written demand for payment of a complete withdrawal liability assessment from a collectively-bargained multiemployer pension plan, Local 160, Greater Cleveland Moving Picture Projector Operator’s Pension Plan ("Local 160") (Employment Identification No. 51-6115679), that covered certain of its unionized theatre employees. The Company made a complete withdrawal from Local 160 during fiscal 2012. The Company has established an estimated withdrawal liability of approximately $0.6 million related to its remaining plans, including Local 160, as of December 31, 2016.

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
December 31, 2016, December 31, 2015 and January 1, 2015

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended January 1, 2015
	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$144.5	$25.9	$130.0	$23.4	$89.5	$16.1
Denominator:
Weighted average common shares outstanding (in thousands)	132,286	23,709	131,971	23,709	131,578	23,709
Basic earnings per share	$1.09	$1.09	$0.99	$0.99	$0.68	$0.68
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$144.5	$25.9	$130.0	$23.4	$89.5	$16.1
Reallocation of earnings as a result of conversion of Class B to Class A shares	25.9	—	23.4	—	16.1	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	—	—	(0.1)	—	—
Allocation of earnings	$170.4	$25.9	$153.4	$23.3	$105.6	$16.1
Denominator:
Number of shares used in basic computation (in thousands)	132,286	23,709	131,971	23,709	131,578	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—
Restricted stock and performance shares	809	—	831	—	1,023	—
Number of shares used in per share computations (in thousands)	156,804	23,709	156,511	23,709	156,310	23,709
Diluted earnings per share	$1.09	$1.09	$0.98	$0.98	$0.68	$0.68

13. DERIVATIVE INSTRUMENTS

Regal Cinemas has entered into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations under Regal Cinemas' Amended Senior Credit Facility. Certain of these interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability, with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings. In the event that an interest rate swap is terminated or de-designated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. See Note 14—"Fair Value of Financial Instruments" for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Below is a summary of Regal Cinemas' current interest rate swap agreements as of December 31, 2016:

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

Nominal Amount	Effective Date	Fixed Rate	Receive Rate	Expiration Date	Designated as Cash Flow Hedge	Gross Fair Value at December 31, 2016	Balance Sheet Location
$150.0 million	April 2, 2015	1.220%	1-month LIBOR*	December 31, 2016	Yes	$—	See Note 14
$200.0 million	June 30, 2015	2.165%	1-month LIBOR*	June 30, 2018	Yes	$(3.0) million	See Note 14
________________________________
* Subject to a 0.75% LIBOR floor

On April 2, 2015, Regal Cinemas amended two of its existing interest rate swap agreements originally designated as cash flow hedges on $350.0 million of variable rate debt obligations. Since the terms of the interest rate swaps designated in the original cash flow hedge relationships changed with these amendments, we de-designated the original hedge relationships and re-designated the amended interest rate swaps in new cash flow hedge relationships as of the amendment date of April 2, 2015. On December 31, 2016, one of these interest rate swap agreements designated to hedge $150.0 million of variable rate debt obligations expired.

No amendments or modifications were made to two other interest swap agreements (originally designated to hedge $300.0 million of variable rate debt obligations), existing as of April 2, 2015. Since such interest rate swaps no longer met the highly effective qualification for cash flow hedge accounting, the two hedge relationships were de-designated effective April 2, 2015. Accordingly, since the interest rate swaps no longer qualified for cash flow hedge accounting treatment, the change in their fair values since de-designation was recorded on the Company’s consolidated balance sheet as an asset or liability with the interest rate swaps’ gains or losses reported as a component of interest expense during the period of change. On June 30, 2015, one of these interest rate swap agreements designated to hedge $200.0 million of variable rate debt obligations expired. The remaining interest rate swap agreement designated to hedge $100.0 million of variable rate debt obligations expired on December 31, 2015.

The following tables show the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive loss to interest expense for the periods indicated (in millions):

	After-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps	$(2.3)	$(4.3)	$(2.1)

	Pre-tax Amounts Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps(1)	$6.0	$7.4	$5.2
________________________________

(1)
We estimate that $0.9 million of deferred pre-tax losses attributable to these interest rate swaps will be reclassified into earnings as interest expense during the next 12 months as the underlying hedged transactions occur.

The changes in accumulated other comprehensive loss, net associated with the Company’s interest rate swap arrangements for the years ended December 31, 2016, December 31, 2015, and January 1, 2015 were as follows (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

	Interest Rate Swaps
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
Accumulated other comprehensive loss, net, beginning of period	$(2.7)	$(2.9)	$(4.0)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $1.5, $2.8, and $1.3, respectively	(2.3)	(4.3)	(2.1)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $2.4, $2.9 and $2.0, respectively	3.6	4.5	3.2
Accumulated other comprehensive loss, net, end of period	$(1.4)	$(2.7)	$(2.9)

The following table sets forth the effect of our interest rate swap arrangements on our consolidated statements of income for the years ended December 31, 2016, December 31, 2015, and January 1, 2015 (in millions):

	Pre-tax Gain (Loss) Recognized in Interest Expense, net
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
Derivatives designated as cash flow hedges (ineffective portion):
Interest rate swaps(1)	$2.5	$1.9	$—

Derivatives not designated as cash flow hedges:
Interest rate swaps (2)	$—	$1.5	$—
 ________________________________

(1)
Amounts represent the ineffective portion of the change in fair value of the hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements. On December 31, 2016, one of these interest rate swap agreements designated to hedge $150.0 million of variable rate debt obligations expired.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

The following tables summarize the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

		Total Carrying Value at December 31, 2016	Fair Value Measurements at December 31, 2016
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$2.3	$—	$2.3	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$0.7	$—	$0.7	$—
Total liabilities at fair value		$3.0	$—	$3.0	$—

		Total Carrying Value at December 31, 2015	Fair Value Measurements at December 31, 2015
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Assets:
Equity securities, available for sale(1)	Other Non-Current Assets	$3.4	$3.4	$—	$—
Total assets at fair value		$3.4	$3.4	$—	$—
Liabilities:
Interest rate swap designated as cash flow hedge (2)	Accrued Expenses	$3.1	$—	$3.1	$—
Interest rate swap designated as cash flow hedge (2)	Other Non-Current Liabilities	$1.9	$—	$1.9	$—
Total liabilities at fair value		$5.0	$—	$5.0	$—
_______________________________________________________________________________

(1)
As of December 31, 2015, the Company held 322,780 common shares (accounted for as available for sale securities) of RealD, Inc., as described further in Note 4—"Investments." The fair value of the RealD, Inc. shares was determined using RealD, Inc.’s publicly traded common stock price (Level 1 of the valuation hierarchy) of $10.55 per share as of December 31, 2015. On February 24, 2016, RealD, Inc. stockholders approved an all-cash merger whereby Rizvi Traverse Management, LLC acquired RealD, Inc. for $11.00 per share. Under the terms of the merger agreement, RealD, Inc. shareholders received $11.00 in cash for each share of RealD, Inc.’s common stock. On March 24, 2016, the Company received approximately $3.6 million in cash consideration for its remaining 322,780 RealD, Inc. common shares. As a result of the transaction, the Company recorded a gain of approximately $1.0 million during the quarter ended March 31, 2016.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $9.6 million, $15.6 million and $5.6 million for the years ended December 31, 2016, December 31, 2015 and January 1, 2015, respectively. The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company's annual goodwill impairment assessment for the year ended December 31, 2016 indicated that the carrying value of one of its reporting units exceeded its estimated fair value and as a result, the Company recorded a goodwill impairment charge of approximately $1.7 million. Based on our annual impairment assessments conducted for the years ended December 31, 2015 and January 1, 2015, we were not required to record a charge for goodwill impairment. The Company did not record an impairment of any other intangible assets during the years ended December 31, 2016, December 31, 2015 or January 1, 2015, respectively.

Finally, the Company did not record an impairment of any investments in non-consolidated subsidiaries accounted for under the equity method during the years ended December 31, 2016, December 31, 2015 or January 1, 2015.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of December 31, 2016 and December 31, 2015. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023 were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of as of December 31, 2016 and December 31, 2015.

The aggregate carrying values and fair values of long-term debt at December 31, 2016 and December 31, 2015 consist of the following:

	December 31, 2016	December 31, 2015
	(in millions)
Carrying value	$2,229.7	$2,233.8
Fair value	$2,287.1	$2,226.6

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

15. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

The following tables present for the years ended December 31, 2016 and December 31, 2015, respectively, the change in accumulated other comprehensive loss, net of tax, by component (in millions):

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of December 31, 2015	$(2.7)	$0.5	$0.1	$(2.1)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(2.3)	—	—	(2.3)
Amounts reclassified to net income from interest rate swaps	3.6	—	—	3.6
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.5)	—	(0.5)
Total other comprehensive income (loss), net of tax	1.3	(0.5)	—	0.8
Balance as of December 31, 2016	$(1.4)	$—	$0.1	$(1.3)

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of January 1, 2015	$(2.9)	$0.7	$0.7	$(1.5)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(4.3)	—	—	(4.3)
Amounts reclassified to net income from interest rate swaps	4.5	—	—	4.5
Change in fair value of available for sale securities	—	(0.2)	—	(0.2)
Change in fair value of equity method investee interest rate swaps	—	—	(0.6)	(0.6)
Total other comprehensive income (loss), net of tax	0.2	(0.2)	(0.6)	(0.6)
Balance as of December 31, 2015	$(2.7)	$0.5	$0.1	$(2.1)

16. SUBSEQUENT EVENTS

Performance Share and Restricted Stock Activity

On January 8, 2017, 205,677 performance share awards (originally granted on January 8, 2014) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 8, 2017, threshold performance goals for these awards were satisfied, and therefore, all 205,677 outstanding performance shares were converted to restricted shares as of January 8, 2017. In connection with the conversion of the above 205,677 performance shares, the Company paid a cumulative cash dividend of $3.64 (representing the sum of all cash dividends paid from January 8, 2014 through January 8, 2017) on each performance share converted, totaling approximately $0.7 million during the first fiscal quarter of 2017.

On January 11, 2017, 235,356 performance shares were granted under our Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 11, 2020 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement. Such performance shares fully vest on the fourth anniversary of the grant date. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $22.10 per share.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016, December 31, 2015 and January 1, 2015

Also on January 11, 2017, 217,366 restricted shares were granted under the Incentive Plan at nominal cost to officers, directors and key employees. Under the Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction (typically one to four years after the award date). The awards vest 25% at the end of each year for four years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the Incentive Plan. The closing price of our Class A common stock on the date of this grant was $22.10 per share.

Declaration of Quarterly Dividend

On February 9, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), payable on March 15, 2017, to stockholders of record on March 3, 2017.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    OTHER INFORMATION.

None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Biographical and other information regarding our executive officers is provided in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" as permitted by General Instruction G to Form 10-K. The other information required by this item is incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Proposal 1. Election of Class III Directors," "Corporate Governance—Board and Committee Information," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Code of

Business Conduct and Ethics," "Corporate Governance—Committees" and "Corporate Governance—Audit Committee") to be held on May 3, 2017 and to be filed with the Commission within 120 days after December 31, 2016.

Item 11.    EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting (under the headings "Compensation Discussion and Analysis," "Executive Compensation," "Corporate Governance—Director Compensation during Fiscal 2016" and "Compensation Committee Report") to be held on May 3, 2017 and to be filed with the Commission within 120 days after December 31, 2016.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Beneficial Ownership of Voting Securities" and "Executive Compensation—Equity Compensation Plan Information") to be held on May 3, 2017 and to be filed with the Commission within 120 days after December 31, 2016.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Director Independence") to be held on May 3, 2017 and to be filed with the Commission within 120 days after December 31, 2016.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Company's Proxy Statement on Schedule 14A for its Annual Stockholders Meeting (under the headings "Audit Committee Report—Independent Registered Public Accounting Firm" and "Audit Committee Report—Audit Committee Pre-Approval Policy") to be held on May 3, 2017 and to be filed with the Commission within 120 days after December 31, 2016.

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

REGAL ENTERTAINMENT GROUP
February 27, 2017	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer) and Chair of the Board of Directors	February 27, 2017
Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2017
David H. Ownby

/s/ THOMAS D. BELL, JR.	Director	February 27, 2017
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	February 27, 2017
Charles E. Brymer

/s/ MICHAEL L. CAMPBELL	Director	February 27, 2017
Michael L. Campbell

/s/ STEPHEN A. KAPLAN	Director	February 27, 2017
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	February 27, 2017
David Keyte

/s/ LEE M. THOMAS	Director	February 27, 2017
Lee M. Thomas

/s/ JACK TYRRELL	Director	February 27, 2017
Jack Tyrrell

/s/ ALEX YEMENIDJIAN	Director	February 27, 2017
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

3.2
Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2003 (Commission File No. 001-31315), and incorporated herein by reference)

4.1
Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.2
Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 2 to our Registration Statement on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

4.3
Second Amended and Restated Guaranty and Collateral Agreement, dated as of May 19, 2010, among Regal Cinemas Corporation, certain subsidiaries of Regal Cinemas Corporation party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 20, 2010, and incorporated herein by reference)

4.3.1
Seventh Amended and Restated Credit Agreement, dated April 2, 2015 among Regal Cinemas Corporation, Credit Suisse AG, as Administrative Agent and the lenders (filed as Exhibit 4.1 to our current report on Form 8-K (Commission File No. 001-31315) on April 7, 2015 and incorporated herein by reference)

4.3.2
Permitted Secured Refinancing Agreement, dated June 1, 2016, by and among Regal Cinemas Corporation, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG and the lenders party thereto (filed as Exhibit 4.1 to our current report on Form 8-K (Commission File No. 001-31315) on June 3, 2016 and incorporated herein by reference).

4.3.3
Permitted Secured Refinancing Agreement, dated December 2, 2016, by and among Regal Cinemas Corporation, Regal Entertainment Holdings, Inc., the guarantors party thereto, Credit Suisse AG and the lenders party thereto (filed as Exhibit 4.1 to our current report on Form 8-K (Commission File No. 001-31315) on December 6, 2016 and incorporated herein by reference)

4.4
Indenture, dated January 17, 2013, between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

4.4.1
First Supplemental Indenture, dated January 17, 2013, between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee, including the form of 5.750% Senior Note due 2025 (attached as Exhibit A to the Indenture) (filed as Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-31315) on January 17, 2013 and incorporated herein by reference)

4.4.2
Second Supplemental Indenture, dated June 13, 2013, by and between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on June 13, 2013 and incorporated herein by reference)

4.4.3
Third Supplemental Indenture, dated March 11, 2014, by and between Regal Entertainment Group and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on March 11, 2014 and incorporated herein by reference)

10.1
Regal Entertainment Group Amended and Restated Stockholders' Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)

10.2
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

10.3
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

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

12.1		Ratio of Earnings to Fixed Charges

21.1		Subsidiaries of the Registrant

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal

Exhibit Number	Description
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended December 31, 2016, filed on February 27, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Deficit (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text

_______________________________________________________________________________

*	Identifies each management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. Omitted portions have been filed separately with the Commission.