Form 10-K/A
period 2016-12-31
REGAL ENTERTAINMENT GROUP
filed 2017-03-22
CIK 1168696

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,774,940,796.16 (80,532,704 shares at a closing price per share of $22.04).

Shares of Class A common stock outstanding—133,337,241 shares at March 15, 2017

Shares of Class B common stock outstanding—23,708,639 shares at March 15, 2017

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

This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

•              Part IV—Item 15—Exhibits, Financial Statement Schedules

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 31, 2016, including any amendments to those filings.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	4
SIGNATURES		34

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

(c)                                  Financial Statement Schedules: Financial Statements of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC (the “Company”) as of December 29, 2016 and December 31, 2015, and the related statements of income, comprehensive income, members’ equity/ (deficit), and cash flows for the years ended December 29, 2016, December 31, 2015 and January 1, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 29, 2016 and December 31, 2015, and the results of its operations and its cash flows for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 27, 2017

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 29, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10.7	$3.0
Receivables, net of allowance of $6.3 and $5.6, respectively	160.5	148.9
Prepaid expenses	3.0	2.7
Prepaid administrative fees to managing member	0.8	0.7
Current portion of notes receivable- founding members	5.6	4.2
Other current assets	0.3	—
Total current assets	180.9	159.5
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $64.1 and $64.1, respectively	29.6	25.1
Intangible assets, net of accumulated amortization of $118.9 and $91.9, respectively	560.5	566.7
Long-term notes receivable, net of current portion - founding members	8.3	12.5
Other investments	6.6	5.4
Debt issuance costs, net	1.9	2.3
Other assets	0.7	0.5
Total non-current assets	607.6	612.5
TOTAL ASSETS	$788.5	$772.0
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	42.7	35.5
Amounts due to managing member	25.8	22.9
Accrued expenses	19.0	18.9
Accrued payroll and related expenses	9.9	14.4
Accounts payable	13.4	11.2
Deferred revenue	10.3	10.2
Total current liabilities	121.1	113.1
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $10.7 and $10.6, respectively	924.3	925.4
Total non-current liabilities	924.3	925.4
Total liabilities	1,045.4	1,038.5
COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS’ EQUITY/(DEFICIT)	(256.9)	(266.5)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$788.5	$772.0

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
Revenue (including revenue from founding members of $29.1, $30.2 and $38.7, respectively)	$447.6	$446.5	$394.0
OPERATING EXPENSES:
Advertising operating costs	30.0	30.8	26.4
Network costs	17.1	17.8	18.3
Theater access fees—founding members	75.1	72.5	70.6
Selling and marketing costs	72.8	72.3	57.6
Merger termination fee and related merger costs	—	41.8	—
Administrative and other costs	23.6	21.4	19.3
Administrative fee—managing member	20.2	17.2	10.2
Depreciation and amortization	35.8	32.2	32.4
Total	274.6	306.0	234.8
OPERATING INCOME	173.0	140.5	159.2
NON-OPERATING EXPENSES:
Interest on borrowings	54.0	52.2	52.6
Interest income	(0.9)	(1.1)	(1.3)
Amortization of terminated derivatives	—	1.6	10.0
Loss on early retirement of debt	10.4	—	—
Other non-operating expense	—	0.2	0.8
Total	63.5	52.9	62.1
INCOME BEFORE INCOME TAXES	109.5	87.6	97.1
Income tax expense	0.2	0.1	0.8
NET INCOME	$109.3	$87.5	$96.3

Refer to accompanying notes to financial statements

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
NET INCOME, NET OF TAX OF $0.2, $0.1 AND $0.8, RESPECTIVELY	$109.3	$87.5	$96.3
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	—	1.6	10.0
COMPREHENSIVE INCOME	$109.3	$89.1	$106.3

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 26, 2013	126,974,805	$(299.2)
Capital contribution from managing member	231,789	0.8
Distribution to managing member	—	(67.0)
Distribution to founding members	—	(79.4)
Units issued for purchase of intangible asset	1,087,911	16.4
Comprehensive income	—	106.3
Share-based compensation expense/capitalized	—	4.7
Balance—January 1, 2015	128,294,505	$(317.4)
Capital contribution from managing member	288,228	1.3
Distribution to managing member	—	(66.3)
Distribution to founding members	—	(82.2)
Units issued for purchase of intangible asset	6,560,239	100.7
Comprehensive income	—	89.1
Share-based compensation expense/capitalized	—	8.3
Balance—December 31, 2015	135,142,972	$(266.5)
Capital contribution from managing member	635,258	0.5
Distribution to managing member	—	(57.5)
Distribution to founding members	—	(75.1)
Units issued for purchase of intangible asset	1,416,515	21.1
Comprehensive income	—	109.3
Share-based compensation expense/capitalized	—	11.3
Balance—December 29, 2016	137,194,745	$(256.9)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109.3	$87.5	$96.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.8	32.2	32.4
Non-cash share-based compensation	10.9	8.0	4.6
Amortization of terminated derivatives	—	1.6	10.0
Amortization of debt issuance costs	2.6	2.6	2.8
Redemption premium paid and write-off of debt issuance costs related to redemption of Senior Notes due 2021	10.4	—	—
Other	0.7	0.3	(0.2)
Cash distributions from non-consolidated entities	0.2	0.2	—
Changes in operating assets and liabilities:
Receivables, net	(13.5)	(35.5)	2.7
Accounts payable and accrued expenses	(2.1)	5.0	(9.1)
Amounts due to founding members and managing member	(3.0)	3.2	0.8
Deferred revenue	—	1.7	3.8
Other, net	(1.0)	0.7	(0.7)
Net cash provided by operating activities	150.3	107.5	143.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12.9)	(12.6)	(8.7)
Purchases of intangible assets from network affiliates	(2.3)	(2.7)	(3.0)
Proceeds from note receivable - founding members	2.8	4.2	4.2
Net cash used in investing activities	(12.4)	(11.1)	(7.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	126.0	215.0	138.0
Repayments of borrowings under the revolving credit facility	(177.0)	(171.0)	(136.0)
Proceeds from issuance of Senior Notes due 2026	250.0	—	—
Redemption of Senior Notes due 2021	(207.9)	—	—
Payment of debt issuance costs	(4.8)	—	(0.6)
Founding member integration payments	2.4	2.6	2.1
Distributions to founding members and managing member	(119.4)	(151.5)	(143.3)
Unit settlement for share-based compensation	0.5	1.3	0.8
Net cash used in financing activities	(130.2)	(103.6)	(139.0)
CHANGE IN CASH AND CASH EQUIVALENTS	7.7	(7.2)	(3.1)
CASH AND CASH EQUIVALENTS:
Beginning of period	3.0	10.2	13.3
End of period	$10.7	$3.0	$10.2

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$21.1	$100.7	$16.4
Accrued distributions to founding members and managing member	$70.8	$57.6	$60.6
Increase in cost and equity method investments	$2.0	$3.1	$1.2
Supplemental disclosure of cash flow information:
Cash paid for interest	$52.5	$49.7	$49.9
Cash paid for income taxes, net of refunds	$0.3	$—	$—

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1.                         BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NCM LLC commenced operations on April 1, 2005 and is owned by NCM, Inc., AMC, Regal and Cinemark. NCM LLC operates the largest digital in-theater network in North America, allowing NCM LLC to sell advertising under ESAs with the founding members and certain third-party theater circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from three to twenty years.

As of December 29, 2016, the Company had 137,194,745 common membership units outstanding, of which 59,874,412 (43.7%) were owned by NCM, Inc., 27,072,701 (19.7%) were owned by Regal, 26,384,644 (19.2%) were owned by Cinemark and 23,862,988 (17.4%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision. On November 3, 2014, the DOJ filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. During the year ended December 31, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the year ended December 31, 2015). The Company and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

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

Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable and share-based compensation. Actual results could differ from those estimates.

Significant Accounting Policies

Accounting Period— The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2015 and 2016 contained 52 weeks and fiscal year 2014 contained 53 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 29, 2016	2016
December 31, 2015	2015
January 1, 2015	2014

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (CPM) basis, while local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes national advertising as impressions (or theater attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs as dictated by sales contracts. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theater lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned. Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months.

The Company recorded non-cash revenue of $0.0 million, $3.1 million and $1.2 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, where the Company received equity securities in privately held companies as consideration.  The Company recorded the revenue at the estimated fair value of the advertising exchanged based upon the fair value of the advertising sold for cash within contracts.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers.  Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 29, 2016, December 31, 2015 and January 1, 2015 was $2.5 million, $2.0 million and $1.3 million, respectively. Expense recorded from barter transactions for the years ended December 29, 2016, December 31, 2015 and January 1, 2015 was $2.3 million, $2.5 million and $1.2 million, respectively.

Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theater circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

Payments to the founding members of a theater access fee is comprised of a payment per theater attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theaters, all of which escalate over time.  Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

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

Restricted Cash—As of December 29, 2016 and December 31, 2015, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on the Company’s New York office.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk and Significant Customers —Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of December 29, 2016 and December 31, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, there were no customers that accounted for more than 10% of revenue.

Receivables consisted of the following (in millions):

	As of
	December 29, 2016	December 31, 2015
Trade accounts	$166.0	$153.6
Other	0.8	0.9
Less: Allowance for doubtful accounts	(6.3)	(5.6)
Total	$160.5	$148.9

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Generally, the equipment associated with the digital network of the founding member theaters is owned by the founding members, while the equipment associated with network affiliate theaters is owned by the Company. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 — Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to the Company’s inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of December 29, 2016 and December 31, 2015, the Company had a net book value of $16.6 million and $7.4 million, respectively, of capitalized software and website development costs.  Approximately $3.9 million, $5.0 million and $6.5 million was recorded for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, in depreciation expense related to software and website development.  For the years ended December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded $3.4 million, $1.5 million and $1.7 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 — Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.2 million, $0.4 million and $0.4 million related to the write-off of property, plant and equipment during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.

Intangible assets—Intangible assets consist of contractual rights to provide its services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization.  The Company

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.  In its impairment testing, the Company estimates the fair value of its ESAs or network affiliate agreements by determining the estimated future cash flows associated with the ESAs or network affiliate agreements.  If the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value.  Significant judgment is involved in estimating long-term cash flow forecasts.  The Company has not recorded impairment charges related to intangible assets.

Other Investments—Other investments consisted of the following (in millions):

	As of
	December 29, 2016	December 31, 2015
Investment in AC JV, LLC (1)	$1.0	$1.2
Other investments (2)	5.6	4.2
Total	$6.6	$5.4

(1)	Refer to Note 6—Related Party Transactions.
(2)

The Company received equity securities in some privately held companies as consideration for advertising contracts.  The equity securities were accounted for under the cost method and represent an ownership of less than 20%.  The Company does not exert significant influence of these companies’ operating or financial activities.

The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable.  In order to determine whether the carrying value of investments may have experienced an “other-than-temporary” decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant’s reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customers, negative operating cash flows or working capital deficiencies and the recording of an impairment charge by the investee for goodwill, intangible or long-lived assets.  If a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value.  During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded other-than-temporary impairment charges of $0.7 million, $0.0 million and $0.0 million, respectively.  The impairment charge during 2016 brought the investment to a remaining fair value of $0.0 million.

Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theater access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, plus any amounts outstanding under other contractually obligated payments.  Payments to or received from the founding members against outstanding balances are made monthly.  Available cash distributions are made quarterly.

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

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 7—Borrowings, there is a balance of $12.6 million and $12.9 million in deferred financing costs as of December 29, 2016 and

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2015, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
Beginning balance	$12.9	$15.5	$17.7
Debt issuance payments	4.8	—	0.6
Amortization of debt issuance costs	(2.6)	(2.6)	(2.8)
Write-off of debt issuance costs	(2.5)	—	—
Ending balance	$12.6	$12.9	$15.5

Share-Based Compensation—Through 2012, NCM, Inc. issued stock options, restricted stock and restricted stock units.  Since 2013, NCM, Inc. has only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of NCM, Inc. three-year cumulative performance measures and service conditions or only service conditions whereby they vest ratably over three years. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.

Compensation cost of stock options was based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation — Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 8— Share-Based Compensation for more information.

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

Derivative Instruments—We terminated our interest rate swap agreements that were used to hedge our interest rate risk associated with our term loan. The Company amortized into earnings the balance in Accumulated Other Comprehensive Income (“AOCI”) related to these swaps over the remaining period of the term loan.

Recently Adopted Accounting Pronouncements

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”) on a prospective basis, which eliminates the

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

concept of extraordinary items from GAAP.  Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring. The adoption of ASU 2015-01 did not have a material impact on the audited Financial Statements or notes thereto.

During the first quarter of 2016, the Company adopted ASU 2015-02 on a prospective basis.  ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. The adoption of ASU 2015-02 did not have a material impact on the audited Financial Statements or notes thereto.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, on a retrospective basis, which provides guidance for simplifying the presentation of debt issuance costs.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  The Company also adopted ASU 2015-15 on a retrospective basis, which states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company reclassified net deferred financing costs related to the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes in the audited Balance Sheets as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the Company’s Revolving Credit Facility remained an asset in the audited Balance Sheets. Upon adoption of ASU 2015-03 and ASU 2015-15, net deferred financing costs of $10.6 million in the December 31, 2015 audited Balance Sheet were reclassified from an asset to a reduction of the carrying value of long-term debt.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-05, Intangibles-Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) on a prospective basis, which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of ASU 2015-05 did not have a material impact on the audited Financial Statements or notes thereto.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-17, Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) on a retrospective basis. ASU 2015-17 requires the presentation of deferred tax liabilities and assets be classified as non-current in a classified statement of financial position, which is a change from the Company’s historical presentation whereby certain of its deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Upon adoption of ASU 2015-17, current deferred tax assets of $6.2 million and current deferred tax liabilities of $0.5 million in the December 31, 2015 audited Balance Sheet were reclassified as non-current.

During the fourth quarter of 2016, the Company early adopted Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for forfeitures. The adoption of ASU 2016-09 did not have a material impact on the audited Financial Statements or notes thereto.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB revised the effective date for this standard to

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. ASU 2014-09 allows for either full a retrospective or a modified retrospective transition method. The Company expects to adopt this guidance using the modified retrospective transition method during the first quarter of 2018. The Company expects to identify the same performance obligations under ASU 2014-09 as compared with deliverables and separate units of account previously identified. The Company does not expect the effect of adopting this guidance to be material to the audited Financial Statements, however, the Company does expect additional disclosures in its notes to the audited Financial Statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies and should be adopted on a prospective basis. The Company is currently assessing the impact of ASU 2016-01 on the audited Financial Statements or notes thereto.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the impact of ASU 2016-02 on the audited Financial Statements or notes thereto.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted and is to be adopted on a prospective basis. The adoption of ASU 2016-07 is not expected to have a material effect on the audited Financial Statements or notes thereto.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and is to be adopted on a modified retrospective basis. The Company is currently evaluating the effect that adopting this guidance will have on the audited Financial Statements or notes thereto.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the effect of adopting this guidance to have a material effect on the audited Financial Statements or notes thereto.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will have to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Company is currently evaluating the effect that adopting this guidance will have on the audited Financial Statements or notes thereto.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements or notes thereto.

2.                         PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 29, 2016	December 31, 2015
Equipment, computer hardware and software	$86.6	$77.1
Leasehold improvements	3.4	3.4
Less: Accumulated depreciation	(64.1)	(64.1)
Subtotal	25.9	16.4
Construction in progress	3.7	8.7
Total property and equipment	$29.6	$25.1

For the years ended December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded depreciation expense of $8.6 million, $9.6 million, and $11.1 million, respectively.

3.                         INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theaters of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued.  The Company’s common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate.  If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theaters for all of its services.  In addition, if common membership units are issued to a founding member for theaters under an existing on-screen advertising agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”).  Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements.  The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

In accordance with the Company’s Common Unit Adjustment Agreement with its founding members, on an annual basis the Company determines the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year.  In addition, the Company’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease of two percent or more in the total annual attendance of all founding members as of the last adjustment date.

The following is a summary of the Company’s intangible assets (in millions):

	As of December 31, 2015	Additions (1)	Amortization	Integration Payments (3)	As of December 29, 2016
Gross carrying amount	$658.6	$23.4	$—	$(2.6)	$679.4
Accumulated amortization	(91.9)	—	(27.0)	—	(118.9)
Total intangible assets, net	$566.7	$23.4	$(27.0)	$(2.6)	$560.5

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	As of January 1, 2015	Additions (2)	Amortization	Integration Payments (3)	As of December 31, 2015
Gross carrying amount	$557.9	$103.4	$—	$(2.7)	$658.6
Accumulated amortization	(69.3)	—	(22.6)	—	(91.9)
Total intangible assets, net	$488.6	$103.4	$(22.6)	$(2.7)	$566.7

(1)

During the first quarter of 2016, the Company issued 1,416,515 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2015.  The Company recorded a net intangible asset of $21.1 million in the first quarter of 2016 as a result of the Common Unit Adjustment.

During 2016, the Company purchased intangible assets for $2.3 million associated with network affiliate agreements.

(2)

During the first quarter of 2015, the Company issued 2,160,915 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2014.  The Company recorded a net intangible asset of $31.4 million in the first quarter of 2015 as a result of the Common Unit Adjustment.

In December 2015, we issued 4,399,324 common membership units to AMC for attendees added in connection with AMC’s acquisition of Starplex Cinemas and other newly built or acquired theaters.  We recorded a net intangible asset of approximately $69.3 million for this Common Unit Adjustment.

During 2015, the Company purchased intangible assets for $2.7 million associated with network affiliate agreements.

(3)

Rave Cinemas had pre-existing advertising agreements for some of the theaters it owned prior to its acquisition by Cinemark, as well as, prior to the acquisition of certain Rave theaters by AMC. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements.  During the year ended December 29, 2016 and December 31, 2015, the Company recorded a reduction to net intangible assets of $2.6 million and $2.7 million, respectively, related to integration payments due from AMC and Cinemark. During the year ended December 29, 2016 and December 31, 2015, AMC and Cinemark paid $2.4 million and $2.6 million, respectively, in integration payments.

As of December 29, 2016 and December 31, 2015, the Company’s intangible assets related to the founding members, net of accumulated amortization was $529.9 million and $535.9 million, respectively with weighted average remaining lives of 20.2 years and 21.2 years as of December 29, 2016 and December 31, 2015, respectively.

As of December 29, 2016 and December 31, 2015, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $30.6 million and $30.8 million, respectively with weighted average remaining lives of 12.7 years and 13.9 years as of December 29, 2016 and December 31, 2015, respectively.

For the years ended December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded amortization expense of $27.0 million, $22.6 million and $20.6 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2017	$27.6
2018	$27.6
2019	$27.3
2020	$27.3
2021	$27.3

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

4.                         ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of
	December 29, 2016	December 31, 2015
Make-good reserve	$4.6	$3.4
Accrued interest	11.3	12.5
Deferred rent	1.8	2.1
Other accrued expenses	1.3	0.9
Total accrued expenses	$19.0	$18.9

5.                         MEMBERS’ DEFICIT

The founding members received all proceeds from NCM, Inc.’s IPO and related issuances of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses.  The ESAs with the founding members were amended and restated in conjunction with the IPO under which NCM LLC became the exclusive provider of advertising services to the founding members for a 30-year term.  In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution.  Because the founding members had no cost basis in the ESAs, nearly all payments to the founding members with the proceeds of the IPO and related debt, have been accounted for as distributions.  The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a members’ deficit.

6.                         RELATED PARTY TRANSACTIONS

Founding Member Transactions— In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among the Company, NCM Inc., and the founding members.  They include the following:

•                         ESAs. Under the ESAs, the Company is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the FirstLook pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the FirstLook pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee.

•                         Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theaters or sale of theaters that are operated by each founding member and included in the Company’s network.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	December 29, 2016	December 31, 2015	January 1, 2015
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$28.7	$30.0	$38.4
Advertising inventory revenue (included in advertising revenue) (2)	0.4	0.2	0.3
Operating expenses:
Theater access fee (3)	75.1	72.5	70.6
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	1.6	1.2	0.9
Purchase of movie tickets and concession products and rental of theater space (included in other administrative and other costs)	0.1	0.1	0.1
Administrative fee - managing member (5)	20.2	17.2	10.2
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.8	1.0	1.2

(1)

For the six months ended December 31, 2015 and full year ended December 29, 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.  For the first six months of 2015 and for the year January 1, 2015, all of the founding members purchased 60 seconds of on-screen advertising time.

(2)	The value of such purchases is calculated by reference to the Company’s advertising rate card.
(3)

Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment.

(4)	Used primarily for marketing to the Company’s advertising clients.
(5)

Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the Chief Executive Officer, President, Chief Financial Officer, Executive Vice President and Chief Operations Officer and Chief Technology Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(6)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

	As of
Included in the Balance Sheets:	December 29, 2016	December 31, 2015
Current portion of note receivable- founding members (1)	$5.6	$4.2
Long-term portion of note receivable - founding members (1)	8.3	12.5
Interest receivable on notes receivable (included in other current assets)	0.3	—
Prepaid administrative fees to managing member (2)	0.8	0.7
Common unit adjustments net of amortization and integration payments (included in intangible assets)	529.9	535.9

(1)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 29, 2016, December 31, 2015 and January 1, 2015 are as follows (in millions):

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
AMC	$23.6	$23.8	$21.9
Cinemark	25.4	28.7	28.0
Regal	26.1	29.6	29.5
Total founding members	75.1	82.1	79.4
NCM, Inc.	57.5	66.4	67.0
Total	$132.6	$148.5	$146.4

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash to our members for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015. Under the terms of the NCM LLC Operating Agreement, this negative amount was netted against the available cash distributions for the second quarter of 2016. The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 29, 2016 of $39.9 million, is included in amounts due to founding members in the Balance Sheets as of December 29, 2016 and will be made in the first quarter of 2017.  The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended December 29, 2016 of $30.9 million is included in amounts due to managing member on the audited Balance Sheets as of December 29, 2016 and will be made in the first quarter of 2017.

Amounts due to founding members as of December 29, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues	$1.6	$0.9	$1.4	$3.9
Cost and other reimbursement	(0.7)	(0.4)	—	(1.1)
Distributions payable to founding members	12.3	13.6	14.0	39.9
Total	$13.2	$14.1	$15.4	$42.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Amounts due to founding members as of December 31, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues	$1.8	$1.0	$1.5	$4.3
Cost and other reimbursement	(0.9)	(0.3)	—	(1.2)
Distributions payable to founding members	10.2	10.9	11.3	32.4
Total	$11.1	$11.6	$12.8	$35.5

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 29, 2016	As of December 31, 2015
Distributions payable	$30.9	$25.2
Cost and other reimbursement	(5.1)	(2.3)
Total	$25.8	$22.9

Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the fourth quarter of 2015, AMC exercised the redemption right of an aggregate 200,000 common membership units for a like number of shares of NCM, Inc.’s common stock.  These shares were not sold and as of December 29, 2016 AMC owned 200,000 shares of NCM, Inc. common stock.

As discussed within Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document, AMC and the DOJ entered into a settlement regarding certain actions that AMC must take in order to complete its acquisition of Carmike.  Among those, AMC is required to divest the majority of its equity interests in the Company, so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s outstanding membership units. AMC was also required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. Board of Directors as well as its rights to nominate any person to serve on the NCM, Inc. Board of Directors. As of December 29, 2016, AMC’s non-independent designee to the NCM, Inc. Board of Directors had resigned. Further, AMC is required to change the pre-show advertising provider for 24 identified theaters comprising 384 screens from NCM LLC to Screenvision or sell those theaters to a non-NCM network buyer. Seven of those 24 theaters either did not have a cinema advertising provider, they were already being sold by AMC or it was an encumbered theater that we were receiving integration payment for, such that 17 of the 24 theaters currently need to be transferred or sold.  AMC is also required to divest 15 AMC or Carmike theaters covering 15 local markets. As of the date of this filing, the Company is not aware which of those 15 theaters will be in the Company’s network or if they would be sold to another founding member or network affiliate. These theater transfers or sales represent approximately 2% of the Company’s total network of theaters as of December 29, 2016.  AMC may choose to have common membership units redeemed, and NCM, Inc. may elect to redeem through either a cash payment or the issuance of shares of its common stock on a one-for-one basis.  Further, the sale of AMC theaters or transfer of advertising on those theaters, may require AMC to transfer and surrender, and NCM LLC to cancel, common membership units related to the theater dispositions.

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (“AC JV, LLC”) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Future minimum principal payments under the notes receivable as of December 29, 2016 are approximately as follows (in millions):

Year	Minimum Principal Payments
2017	$5.6
2018	4.2
2019	4.1
Total	$13.9

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

NCM LLC’s investment in AC JV, LLC was $1.0 million and $1.2 million as of December 29, 2016 and December 31, 2015, respectively. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor. During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, NCM LLC received a cash distribution from AC JV, LLC of $0.2 million, $0.2 million and $0.0 million, respectively. NCM LLC recorded equity in earnings for AC JV, LLC of $0.0 million, $0.1 million and $0.2 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, which are included in other non-operating expense in the audited Statements of Income.

In connection with the sale, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company. In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. NCM LLC has also agreed to provide creative and media production services for a fee. NCM LLC received $0.2 million, $0.1 million and $0.2 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, for these services, which are included as an offset to network costs in the audited Statements of Income.

Related Party Affiliates—The Company has an agreement with LA Live, an affiliate of The Anschutz Corporation to provide in-theater advertising.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, there was approximately $0.3 million, $0.2 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of December 29, 2016 and December 31, 2015, respectively.

Other Transactions—The Company had an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, this company generated approximately $0.0 million, $0.0 million, and $0.3 million, respectively, in revenue for NCM LLC and there was approximately $0.0 million and $0.3 million, respectively, of accounts receivable due from this company as of December 29, 2016 and December 31, 2015.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the FirstLook pre-show. During the years ended December 29, 2016, December 31, 2015 and January 1, 2015 NCM LLC received approximately $1.7 million, $1.6 million and $0.7 million, respectively, in revenue from AEG Live and as of December 29, 2016 and December 31, 2015, had $0.2 million and $0.4 million, respectively, of accounts receivable from AEG Live.

7.                         BORROWINGS

The following table summarizes the Company’s total outstanding debt as of December 29, 2016 and December 31, 2015 and the significant terms of its borrowing arrangements:

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	Outstanding Balance as of
Borrowings ($ in millions)	December 29, 2016	December 31, 2015	Maturity Date	Interest Rate
Revolving credit facility	$15.0	$66.0	November 26, 2019	(1)
Term loans	270.0	270.0	November 26, 2019	(1)
Senior unsecured notes due 2021	—	200.0	July 15, 2021	7.875%
Senior secured notes due 2022	400.0	400.0	April 15, 2022	6.000%
Senior unsecured notes due 2026	250.0	—	August 15, 2026	5.750%
Total borrowings	$935.0	$936.0
Less: Debt issuance costs related to term loans and senior notes	(10.7)	(10.6)
Carrying value of long-term debt	$924.3	$925.4

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of December 29, 2016, the Company’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, the Company entered into an incremental amendment of its senior secure credit facility whereby the revolving credit facility was increased $40.0 million from $135.0 million to $175.0 million. On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of December 29, 2016, the Company’s total availability under the $175.0 million revolving credit facility was $158.8 million, net of a $1.2 million letter of credit. The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 29, 2016 was 4.55%.

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of December 29, 2016 was 3.36%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 29, 2016, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. The Company is permitted to make quarterly dividend payments and other payments based on leverage ratios for the Company and its subsidiaries so long as no default or event of default has occurred and continues to occur.  The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times.  In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement.  The Company can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members.  As of

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

December 29, 2016, the Company’s consolidated net senior secured leverage ratio was 3.0 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (the “Notes due 2021”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. On September 19, 2016, the Company redeemed its Notes due 2021 at a redemption price of 103.938% of the principal amount plus accrued and unpaid interest. As a result of the redemption, the Company wrote-off approximately $2.5 million in unamortized debt issuance costs and paid a redemption premium of approximately $7.9 million, which are reflected in the loss on early retirement of debt on the Statements of Income during the year ended December 29, 2016.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Notes due 2022”) for which the registered exchange offering was completed on November 26, 2012.  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Notes due 2022 are senior secured obligations of NCM LLC, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility.

The Company may redeem all or any portion of the Notes due 2022, at once or over time, on or after April 15, 2017 at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), the Company will be required to make an offer to each holder of Notes due 2022 to repurchase all of such holder’s Notes due 2022 for a cash payment equal to 101.00% of the aggregate principal amount of the Notes due 2022 repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, The Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. The Company was in compliance with these non-maintenance covenants as of December 29, 2016.

Senior Unsecured Notes due 2026—On August 19, 2016, the Company completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016. The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of the Company and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility. The Notes due 2026 will rank equally in right of payment with all of the Company’s existing and future senior indebtedness, including the Notes due 2022, the Company’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements. The Notes due 2026 will be effectively subordinated to all liabilities of any subsidiaries that the Company may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026. The Company does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that the Company may form or acquire in the future except in very limited circumstances.

The Company may redeem all or any portion of the Notes due 2026 prior to August 15, 2021, at once or over time, at 100% of the principal amount plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may redeem all or any portion of the Notes due 2026, at once or over time, on or after August 15, 2021 at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to August 15, 2019, the Company may on any one or more occasions redeem up to 35% of the original aggregate principal amount of Notes due 2026 from the net proceeds of certain equity offerings at a redemption price equal to 105.750% of the principal amount of the Notes due 2026 redeemed, plus accrued and unpaid interest, if any, to the redemption date.  Upon the occurrence of a Change of Control (as

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

defined in the indenture), the Company will be required to make an offer to each holder of Notes due 2026 to repurchase all of such holder’s Notes due 2026 for a cash payment equal to 101.00% of the aggregate principal amount of the Notes due 2026 repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, the Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. The Company was in compliance with these non-maintenance covenants as of December 29, 2016.

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2022 and Notes due 2026 as of December 29, 2016 are as follows (in millions):

Year	Amount
2017	$—
2018	—
2019	285.0
2020	—
2021	—
Thereafter	650.0
Total	$935.0

8.                         SHARE-BASED COMPENSATION

The NCM, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) reserves 4,400,000 shares of common stock available for issuance or delivery under the 2016 Plan of which 4,371,745 shares remain available for future grants as of December 29, 2016 (assuming 100% achievement of targets on performance-based restricted stock).  NCM, Inc. began issuing shares under the 2016 Plan in the second quarter of 2016, following its approval by NCM, Inc.’s stockholders. The 2016 Plan replaced NCM, Inc.’s 2007 Equity Incentive Plan (the “2007 Plan”), which was set to expire by its terms in February 2017. The shares of common stock that were available for issuance under the 2007 Plan are no longer available for issuance following the approval of the 2016 Plan. Any forfeitures of shares granted pursuant to the 2007 Plan will be cancelled and not available for future grant. The management services agreement provides that the Company may participate in NCM, Inc.’s Equity Incentive Plans. The types of awards that may be granted under the 2016 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2007 Plan and the 2016 Plan.  Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM Inc.’s common stock represented by such awards.

Compensation Cost—The Company recognized $18.3 million, $14.8 million and $7.7 million for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, of share-based compensation expense within network costs, selling and marketing costs, administrative and other costs and administrative — managing member in the Statements of Income as shown in the table below.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
Share-based compensation costs included in network costs	$1.1	$0.9	$0.8
Share-based compensation costs included in selling and marketing costs	6.0	5.5	2.8
Share-based compensation costs included in administrative and other costs	3.8	1.6	1.0
Share-based compensation costs included in administrative fee - managing member(1)	7.4	6.8	3.1
Total share-based compensation costs	$18.3	$14.8	$7.7

(1)	Includes $2.3 million of expense associated with the modification of certain former executive equity awards during the year ended December 29, 2016, as described further below.

Share-based compensation costs recorded in network costs, selling and marketing costs and administrative and other costs are non-cash charges. Share-based compensation costs recorded in the administrative fee — managing member are cash charges. During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, $0.5 million, $0.3 million and $0.1 million was capitalized, respectively in a corresponding manner to the capitalization of employee’s salaries for capitalized labor. As of December 29, 2016, there was no unrecognized compensation cost related to unvested options as stock options were fully vested as of December 29, 2016.  As of December 29, 2016, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $16.9 million, which will be recognized over a weighted average remaining period of 1.7 years.

Stock Options— The Company has not granted stock options since 2012 and as of December 29, 2016 all options are fully vested. Stock options awarded under the 2007 Plan were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s Board of Directors approved the grant. Options have either 10-year or 15-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing valuation model. An annual forfeiture rate of 2-3% was estimated to reflect the potential separation of employees. The intrinsic value of options exercised during the year was $0.1 million, $0.4 million and $0.2 million for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.  The total fair value of awards vested during the years ended December 29, 2016, December 31, 2015 and January 1, 2015 was $0.0 million, $0.7 million and $2.2 million, respectively.  A summary of option award activity under the 2007 Plan as of December 29, 2016, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	2,707,752	$16.60	4.8	$1.4
Granted	—	—
Exercised	(39,290)	$12.92
Forfeited	(93,918)	$18.17
Expired	—	—
Outstanding as of December 29, 2016	2,574,544	$16.59	3.8	$0.9
Exercisable as of December 29, 2016	2,574,544	$16.59	3.8	$0.9
Vested and expected to vest as of December 29, 2016	2,574,544	$16.59	3.8	$0.9

Restricted Stock and Restricted Stock Units— Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion.  The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest. The Company has issued time-based restricted stock to its employees which vests over a three-year period with 1/3 vesting on each anniversary of the date of grant and performance-based restricted stock which vests following a three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The Company also grants restricted stock units to NCM, Inc.’s non-employee directors that vest after approximately one year. The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. An

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

annual forfeiture rate of 2-3% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $15.03, $14.76 and $19.18 for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.  The total fair value of awards vested was $14.7 million, $11.6 million and $3.6 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.

A summary of restricted stock award and restricted stock unit activity under the 2007 Plan and 2016 Plan as of December 29, 2016, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant- Date Fair Value
Non-vested balance as of December 31, 2015	2,563,637	$16.03
Granted	1,281,053	15.03
Vested (1)	(927,722)	15.96
Forfeited	(326,706)	15.20
Non-vested balance as of December 29, 2016	2,590,262	$15.66

(1)	Includes 331,754 vested shares that were withheld to cover tax obligations and were subsequently canceled.

The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable.  An additional 588,401 shares of restricted stock could be issued if the performance criteria maximums are met.  As of December 29, 2016, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 2,491,043 shares.

Executive Equity Modification—On January 1, 2016, the Company’s former Chief Executive Officer resigned and in connection with his resignation, NCM, Inc. entered into a Separation and General Release Agreement and a Consulting Agreement, whereby, the executive will continue to perform consulting services through January 31, 2018 and certain modifications were made to the executive’s outstanding stock awards.  The executive’s outstanding stock options were modified such that the timeframe to exercise the options was extended to the original expiration date and certain performance-based restricted stock awards were converted to time-based restricted stock, with all restricted stock continuing to vest during the consulting period.

Per ASC Topic 718-10-35-3, a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award.  The effects of a modification should be measured as follows: (a) incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, (b) total recognized compensation cost for an equity shall at least equal the fair value of the award at the grant date unless at the date of the modification the performance or service conditions of the original award are not expected to be satisfied and (c) a change in compensation cost for an equity award measured at intrinsic value shall be measured by comparing the intrinsic value of the modified award, if any, with the intrinsic value of the original award, if any, immediately before the modification.  These modifications resulted in compensation expense of $2.3 million recorded in administrative fee — managing member during the year ended December 29, 2016.  Further, the Company continues to recognize share-based compensation costs on the awards related to service during the consulting period and re-measures the fair value of the outstanding awards at each reporting period during the term of the consulting services, in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees.

9.                         EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Company made discretionary contributions of $1.3 million, $1.3 million and $1.0 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.

10.                  COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel.  Total lease expense for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, was $2.3 million, $2.3 million and $2.2 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 29, 2016 are as follows (in millions):

Year	Minimum Lease Payments
2017	$3.2
2018	3.2
2019	3.2
2020	3.0
2021	2.2
Thereafter	15.5
Total	$30.3

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to twenty years, prior to any renewal periods of which some are at the option of the Company. As of December 29, 2016, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $39.9 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to December 29, 2016.  As of December 29, 2016 and December 31, 2015, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

Theater Access Fee Guarantees—In consideration for the Company’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with the next increase taking effect for fiscal year 2017, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of December 29, 2016 and December 31, 2015, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

As of December 29, 2016 and December 31, 2015, the Company had other investments of $6.6 million and $5.4 million, respectively.  The fair value of these investments has not been estimated as of December 29, 2016 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  The investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of December 29, 2016, the Company had notes receivable totaling $13.9 million from its founding members related to the sale of Fathom Events, as described in Note 6—Related Party Transactions.  These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 29, 2016		As of December 31, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$270.0	$272.7	$270.0	$269.3
Senior Notes due 2021	—	—	200.0	208.4
Senior Notes due 2022	400.0	414.5	400.0	414.5
Senior Notes due 2026	250.0	256.7	—	—

(1)

The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

12.                  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of December 29, 2016 and December 31, 2015, the Company did not have any outstanding derivative assets or liabilities.  A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of December 29, 2016, there were no amounts outstanding related to these discontinued cash flow hedges.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015	Income Statement Location
Balance at beginning of period	$—	$(1.6)	$(11.6)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	—	1.6	10.0	Amortization of terminated derivatives
Total amounts reclassified from AOCI	—	1.6	10.0
Net other comprehensive income	—	1.6	10.0
Balance at end of period	$—	$—	$(1.6)

13.                  VALUATION AND QUALIFYING ACCOUNTS

The Company’s allowance for doubtful accounts for the years ended December 29, 2016, December 31, 2015 and January 1, 2015 was as follows (in millions):

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$5.6	$4.3	$5.7
Provision for bad debt	2.1	1.9	(0.1)
Write-offs, net	(1.4)	(0.6)	(1.3)
Balance at end of period	$6.3	$5.6	$4.3

14.                  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 29, 2016 and December 31, 2015 (in millions):

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.2	$115.4	$113.5	$142.5
Operating expenses	70.4	68.9	65.1	70.2
Operating income	5.8	46.5	48.4	72.3
Net (loss) income	(7.5)	33.2	23.9	59.7

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.9	$121.5	$111.7	$136.4
Operating expenses	101.1	66.1	63.9	74.9
Operating (loss) income	(24.2)	55.4	47.8	61.5
Net (loss) income	(38.7)	42.4	34.8	49.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 22, 2017	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer) and Chair of the Board of Directors	March 22, 2017
Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer	March 22, 2017
David H. Ownby	(Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS D. BELL, JR.	Director	March 22, 2017
Thomas D. Bell, Jr.

/s/ CHARLES E. BRYMER	Director	March 22, 2017
Charles E. Brymer

/s/ MICHAEL L. CAMPBELL	Director	March 22, 2017
Michael L. Campbell

/s/ STEPHEN A. KAPLAN	Director	March 22, 2017
Stephen A. Kaplan

/s/ DAVID KEYTE	Director	March 22, 2017
David Keyte

/s/ LEE M. THOMAS	Director	March 22, 2017
Lee M. Thomas

/s/ JACK TYRRELL	Director	March 22, 2017
Jack Tyrrell

/s/ ALEX YEMENIDJIAN	Director	March 22, 2017
Alex Yemenidjian

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

The Financial Statements of National CineMedia, LLC are filed under Item 15(c).