Form 10-Q
period 2017-06-30
REGAL ENTERTAINMENT GROUP
filed 2017-08-09
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐ No ☒

Class A Common Stock—133,324,481 shares outstanding at August 2, 2017

Class B Common Stock—23,708,639 shares outstanding at August 2, 2017

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$235.5	$246.5
Trade and other receivables, net	75.1	155.1
Income tax receivable	20.0	—
Inventories	24.4	20.9
Prepaid expenses and other current assets	30.7	23.4
Assets held for sale	0.8	1.0
TOTAL CURRENT ASSETS	386.5	446.9
PROPERTY AND EQUIPMENT:
Land	159.0	131.2
Buildings and leasehold improvements	2,440.7	2,319.7
Equipment	1,119.3	1,065.7
Construction in progress	17.5	20.2
Total property and equipment	3,736.5	3,536.8
Accumulated depreciation and amortization	(2,237.2)	(2,146.7)
TOTAL PROPERTY AND EQUIPMENT, NET	1,499.3	1,390.1
GOODWILL	353.6	327.0
INTANGIBLE ASSETS, NET	47.2	46.0
DEFERRED INCOME TAX ASSET	63.5	56.3
OTHER NON-CURRENT ASSETS	398.3	379.4
TOTAL ASSETS	$2,748.4	$2,645.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$26.8	$25.5
Accounts payable	122.3	194.8
Accrued expenses	81.1	70.7
Deferred revenue	184.6	192.7
Interest payable	19.9	19.9
Income taxes payable	—	6.4
TOTAL CURRENT LIABILITIES	434.7	510.0
LONG-TERM DEBT, LESS CURRENT PORTION	2,343.6	2,197.1
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	81.4	84.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	6.8	6.9
NON-CURRENT DEFERRED REVENUE	411.5	412.3
OTHER NON-CURRENT LIABILITIES	305.4	273.5
TOTAL LIABILITIES	3,583.4	3,484.6
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 133,324,481 and 133,080,279 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital (deficit)	(933.8)	(934.4)
Retained earnings	99.2	96.5
Accumulated other comprehensive loss, net	(0.6)	(1.3)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(835.1)	(839.1)
Noncontrolling interest	0.1	0.2
TOTAL DEFICIT	(835.0)	(838.9)
TOTAL LIABILITIES AND DEFICIT	$2,748.4	$2,645.7
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Two Quarters Ended June 30, 2017	Two Quarters Ended June 30, 2016
REVENUES:
Admissions	$481.2	$505.8	$1,014.4	$1,021.5
Concessions	231.4	235.5	470.9	465.6
Other operating revenues	51.6	44.6	100.1	85.9
TOTAL REVENUES	764.2	785.9	1,585.4	1,573.0
OPERATING EXPENSES:
Film rental and advertising costs	258.5	278.9	541.6	556.4
Cost of concessions	30.6	30.0	61.4	58.8
Rent expense	106.0	106.3	212.2	213.8
Other operating expenses	222.8	214.8	438.5	426.3
General and administrative expenses (including share-based compensation of $2.3 for the quarters ended June 30, 2017 and 2016, and $4.5 and $4.1 for the two quarters ended June 30, 2017 and 2016, respectively)	23.2	20.9	45.5	42.1
Depreciation and amortization	62.9	56.9	123.8	112.6
Net loss on disposal and impairment of operating assets and other	1.2	1.5	3.9	5.8
TOTAL OPERATING EXPENSES	705.2	709.3	1,426.9	1,415.8
INCOME FROM OPERATIONS	59.0	76.6	158.5	157.2
OTHER EXPENSE (INCOME):
Interest expense, net	31.1	32.3	61.8	64.8
Loss on extinguishment of debt	1.3	1.5	1.3	1.5
Earnings recognized from NCM	(6.6)	(2.9)	(8.6)	(15.2)
Equity in income of non-consolidated entities and other, net	(8.4)	(10.4)	(16.7)	(20.4)
TOTAL OTHER EXPENSE, NET	17.4	20.5	37.8	30.7
INCOME BEFORE INCOME TAXES	41.6	56.1	120.7	126.5
PROVISION FOR INCOME TAXES	18.0	22.5	48.7	52.2
NET INCOME	23.6	33.6	72.0	74.3
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	(0.1)	—	(0.1)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$23.6	$33.5	$72.0	$74.2
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.15	$0.21	$0.46	$0.48
Diluted	$0.15	$0.21	$0.46	$0.47
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	156,348	156,025	156,321	156,025
Diluted	156,945	156,722	156,992	156,751
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.44	$0.44
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Two Quarters Ended June 30, 2017	Two Quarters Ended June 30, 2016
NET INCOME	$23.6	$33.6	$72.0	$74.3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	(0.3)	(0.8)	(0.5)	(2.1)
Amounts reclassified to net income from interest rate swaps	0.6	1.0	1.2	2.0
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	—	—	(0.5)
Change in fair value of equity method investee interest rate swaps	(0.1)	(0.1)	—	(0.7)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	0.2	0.1	0.7	(1.3)
TOTAL COMPREHENSIVE INCOME, NET OF TAX	23.8	33.7	72.7	73.0
Comprehensive (income) loss attributable to noncontrolling interest, net of tax	—	(0.1)	—	(0.1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST, NET OF TAX	$23.8	$33.6	$72.7	$72.9

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Two Quarters Ended June 30, 2017	Two Quarters Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72.0	$74.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123.8	112.6
Amortization of debt discount	0.1	0.2
Amortization of debt acquisition costs	2.3	2.3
Share-based compensation expense	4.5	4.1
Deferred income tax benefit	(7.7)	(4.6)
Net loss on disposal and impairment of operating assets and other	3.9	5.8
Equity in income of non-consolidated entities	(11.5)	(21.2)
Loss on extinguishment of debt	1.3	1.5
Gain on sale of available for sale securities	—	(1.0)
Non-cash (gain) loss on interest rate swaps	(0.2)	0.1
Non-cash rent income	(3.6)	(3.2)
Cash distributions on investments in other non-consolidated entities	8.4	—
Excess cash distribution on NCM shares	9.4	8.7
Landlord contributions	49.9	43.8
Proceeds from litigation settlement	1.9	0.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other receivables	61.6	101.2
Inventories	(2.8)	(0.1)
Prepaid expenses and other assets	(12.1)	(8.4)
Accounts payable	(64.9)	(40.2)
Income taxes payable	(6.4)	0.1
Deferred revenue	(15.1)	(15.2)
Accrued expenses and other liabilities	(7.0)	(22.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	207.8	238.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104.3)	(89.4)
Proceeds from disposition of assets	4.6	1.3
Investment in non-consolidated entities	(10.7)	(4.7)
Net cash used for acquisitions	(171.6)	—
Change in other long-term assets	(3.1)	—
Proceeds from sale of available for sale securities	—	3.6
NET CASH USED IN INVESTING ACTIVITIES	(285.1)	(89.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(69.8)	(69.9)
Payments on long-term obligations	(9.3)	(10.0)
Landlord contributions received from lease financing arrangements	2.5	3.3
Cash paid for tax withholdings and other	(3.7)	(3.2)
Proceeds from Amended Senior Credit Facility	1,103.7	958.5
Payoff of Amended Senior Credit Facility	(953.7)	(958.5)
Payment of debt acquisition costs	(3.4)	(1.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	66.3	(81.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11.0)	68.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	246.5	219.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$235.5	$288.1
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$81.9	$52.7
Cash paid for interest, net of amounts capitalized	$60.2	$62.7
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$6.3	$9.9
Increase in property and equipment and other from lease financing arrangements	$3.2	$8.9
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

Regal operates one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,379 screens in 566 theatres in 43 states along with Guam, Saipan, American Samoa and the District of Columbia as of June 30, 2017.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of June 30, 2017, the unaudited condensed consolidated statements of income and comprehensive income for the quarters and two quarters ended June 30, 2017 and June 30, 2016, and the unaudited condensed consolidated statements of cash flows for the two quarters ended June 30, 2017 and June 30, 2016 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The December 31, 2016 unaudited condensed consolidated balance sheet information is derived from the 2016 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2016 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and two quarters ended June 30, 2017 are not necessarily indicative of the operating results that may be achieved for the full 2017 year.

Certain amounts in prior periods have been reclassified to conform with the current year presentation.

2. ACQUISITIONS

On April 13, 2017, the Company completed the acquisition of two theatres with 41 screens located in Houston, Texas from Santikos Theaters, Inc. for an aggregate net cash purchase price of $29.8 million. In addition, on April 18, 2017, the Company purchased a parcel of land located in Montgomery County, Texas from an entity affiliated with Santikos Theaters, Inc. for a net cash purchase price, before post-closing adjustments, of approximately $7.3 million.

On May 18, 2017, the Company completed the acquisition of seven theatres with 93 screens located in Kansas and Oklahoma from Warren Theatres for an aggregate net cash purchase price, before post-closing adjustments, of $134.5 million. The Company incurred approximately $1.0 million in transaction costs, which are reflected in "general and administrative expenses" in the accompanying unaudited condensed consolidated statements of income for the quarter and two quarters ended June 30, 2017.

The transactions have been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in each transaction. The results of operations of the acquired theatre operations have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates. The allocation of purchase price is based on management’s judgment after evaluating several factors, including preliminary valuation assessments. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this quarterly report on Form 10-Q, amounts may be adjusted during the measurement period of up to twelve months from the respective dates of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as appraisals of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the aggregate purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

Current assets	$2.0
Land	28.8
Buildings, equipment and leasehold improvements	115.4
Noncompete agreements	3.0
Goodwill	26.6
Current liabilities	(4.1)
Other liabilities	(0.1)
Total purchase price	$171.6

Goodwill represents the excess aggregate purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed and is fully deductible for tax purposes.

The following unaudited pro forma results of operations for the quarters and two quarters ended June 30, 2017 and June 30, 2016 assume the above acquisitions occurred as of the beginning of fiscal 2016. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Two Quarters Ended June 30, 2017	Two Quarters Ended June 30, 2016
Revenues	$772.7	$811.0	$1,618.4	$1,622.4
Income from operations	58.5	77.4	159.0	159.0
Net income attributable to controlling interest	23.0	33.8	72.3	75.3

3. INVESTMENTS

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

We account for our investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets. From time to time, the Company receives additional newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement (as defined and more fully discussed in Note 4 to the 2016 Audited Consolidated Financial Statements). The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company’s Initial Investment Tranche (as defined and described more fully in Note 4 to the 2016 Audited Consolidated Financial Statements) following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the two quarters ended June 30, 2017 (in millions):

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended December 31, 2016	$162.0	$(425.0)	$—	$—	$—
Receipt of additional common units(1)	6.3	(6.3)	—	—	—
Receipt of excess cash distributions(2)	(6.3)	—	15.5	(9.2)	—
Receipt under tax receivable agreement(2)	(3.1)	—	7.6	(4.5)	—
Revenues earned under ESA(3)	—	—	8.6	—	(8.6)
Amortization of deferred revenue(4)	—	6.3	—	—	(6.3)
Equity income attributable to additional common units(5)	0.5	—	—	(0.5)	—
Change in interest loss(6)	(5.6)	—	—	5.6	—
Balance as of and for the period ended June 30, 2017	$153.8	$(425.0)	$31.7	$(8.6)	$(14.9)
 ________________________________

(1)
On March 16, 2017, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 16, 2017, the Company recorded an increase to its investment in National CineMedia of $6.3 million with a corresponding increase to deferred revenue. Such deferred revenue amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA"), following the units of revenue method as described in (4) below. This transaction increased our ownership share in National CineMedia to approximately 27.6 million common units. On a fully diluted basis, we own a 17.9% interest in NCM, Inc. as of June 30, 2017.

(2)
During the two quarters ended June 30, 2017, the Company received $23.1 million in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $7.6 million received under the tax receivable agreement described in Note 4 to the 2016 Audited Consolidated Financial Statements of the Company). Approximately $9.4 million of these cash distributions received during the two quarters ended June 30, 2017 were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during the period and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $8.6 million for the two quarters ended June 30, 2017 pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $6.4 million for the two quarters ended June 30, 2017 for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(4)
Amounts represent amortization of ESA modification fees received from NCM to advertising revenue utilizing the units of revenue amortization method. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

(5)
Amounts represent the Company’s share in the net gain (loss) of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of "Earnings recognized from NCM" in the unaudited condensed consolidated financial statements.

(6)
The Company recorded a non-cash change in interest loss of $5.6 million during the quarter ended March 31, 2017 to adjust the Company's investment balance due to NCM's issuance of common units to other founding members, at a price per share below the Company's average carrying amount per share. Such amount has been included as a component of "Earnings recognized from NCM" in the unaudited condensed consolidated financial statements.

As of June 30, 2017, approximately $2.9 million and $1.4 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 31, 2016, approximately $2.8 million and $1.3 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarterly period ended June 30, 2017. Summarized unaudited consolidated statements of income information for National CineMedia for the quarters ended March 30, 2017 and March 31, 2016 is as follows (in millions):

	Quarter Ended March 30, 2017	Quarter Ended March 31, 2016
Revenues	$71.9	$76.2
Income from operations	5.1	5.8
Net loss	(7.9)	(7.5)

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

Regal holds a 46.7% economic interest in DCIP as of June 30, 2017 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the two quarters ended June 30, 2017 is as follows (in millions):

Balance as of December 31, 2016	$193.2
Equity contributions	—
Equity in earnings of DCIP(1)	23.2
Receipt of cash distributions	(8.4)
Change in fair value of equity method investee interest rate swap transactions	0.1
Balance as of June 30, 2017	$208.1
 ________________________________

(1)
Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying unaudited condensed consolidated statement of income.

In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. As of June 30, 2017, under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental, and accordingly, records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements, as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the two quarters ended June 30, 2017 and June 30, 2016, the Company incurred total rent expense of approximately $3.0 million and $2.7 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "Other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters and two quarters ended June 30, 2017 and June 30, 2016 is as follows (in millions):

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Two Quarters Ended June 30, 2017	Two Quarters Ended June 30, 2016
Net revenues	$47.1	$44.8	$92.6	$85.4
Income from operations	29.9	27.8	57.9	51.2
Net income	25.6	22.3	49.8	40.8

Investment in Open Road Films

We maintain an investment in Open Road Films, a film distribution company jointly owned by us and AMC. We account for our investment in Open Road Films using the equity method of accounting. During the two quarters ended June 30, 2017, the Company effected equity contributions of approximately $1.7 million to Open Road Films, and as of June 30, 2017, the Company had funded all of its $30.0 million capital commitment (described further in Note 4 to the 2016 Audited Consolidated Financial Statements). In addition, during the two quarters ended June 30, 2017, the Company recorded equity losses in Open Road Films totaling approximately $8.3 million related to two advances (including a short-term film rental advance of $5.0 million) and a guarantee of certain short-term obligations of Open Road Films.

As of June 30, 2017, consistent with the accounting model provided by ASC 323-10-35-22, the Company continued to suspend equity method accounting for its investment in Open Road Films, as the Company had funded its $30.0 million capital commitment and had no commitment to provide further financial support for Open Road Films. As of June 30, 2017, the Company has recognized cumulative losses in Open Road Films equal to the financial support committed to as of such date. The amount of excess losses incurred through June 30, 2017 continued to be in excess of the Company's financial commitment by approximately $42.7 million.

The Company’s investment in Open Road Films is included as a component of "Other Non-Current Liabilities" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in Open Road Films for the two quarters ended June 30, 2017 is as follows (in millions):

Balance as of December 31, 2016	$(1.7)
Equity contributions and advances	6.7
Equity losses attributable to Open Road Films	(8.3)
Balance as of June 30, 2017	$(3.3)

 Summarized unaudited consolidated statements of operations information for Open Road Films for the quarters and two quarters ended June 30, 2017 and June 30, 2016 is as follows (in millions):

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Two Quarters Ended June 30, 2017	Two Quarters Ended June 30, 2016
Revenues	$18.8	$43.4	$78.3	$79.0
Income (loss) from operations	(0.1)	2.2	(1.7)	(23.1)
Net income (loss)	(1.3)	1.0	(3.9)	(25.3)

As of June 30, 2017, approximately $3.4 million due from Open Road Films was included in "Trade and other receivables, net." As of December 31, 2016, approximately $4.2 million and $2.1 million due from/to Open Road Films were included in "Trade and other receivables, net" and "Accounts payable," respectively.

See Note 14—"Subsequent Events" for a recent development regarding the Company's investment in Open Road Films.

4. DEBT OBLIGATIONS

Debt obligations at June 30, 2017 and December 31, 2016 consist of the following (in millions):

	June 30, 2017	December 31, 2016
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$1,102.5	$954.7
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.23%, maturing in various installments through November 2028	94.5	97.1
Capital lease obligations, 7.8% to 10.7%, maturing in various installments through December 2030	8.1	9.2
Other	4.2	4.1
Total debt obligations	2,484.3	2,340.1
Less current portion	26.8	25.5
Less debt issuance costs, net of accumulated amortization of $19.8 and $18.5, respectively	25.7	25.8
Total debt obligations, less current portion and debt issuance costs	$2,431.8	$2,288.8

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

On December 2, 2016, Regal Cinemas entered into a permitted secured refinancing agreement (the “December 2016 Refinancing Agreement”) with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. Pursuant to the December 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility, which had an aggregate principal balance of approximately $956.1 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $956.1 million with a final maturity date in April 2022. Together with other amounts provided by Regal Cinemas, proceeds of the term loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility. In connection with the execution of the December 2016 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.4 million during the quarter ended December 31, 2016.

On June 6, 2017, Regal Cinemas entered into a permitted secured refinancing and incremental joinder agreement (the “June 2017 Refinancing Agreement”) with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. Pursuant to the June 2017 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility, which had an aggregate principal balance of approximately $953.7 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $953.7 million with a final maturity date in April 2022 (the

“Refinanced Term Loans”). Together with other amounts provided by Regal Cinemas, proceeds of the Refinanced Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the existing term facility under the Amended Senior Credit Facility in effect immediately prior to the making of the Refinanced Term Loans.

Pursuant to the June 2017 Refinancing Agreement, Regal Cinemas also exercised the “accordion” feature under the Amended Senior Credit Facility to increase the aggregate amount of term loans thereunder by $150.0 million (the “2017 Accordion”). The “accordion” feature provides Regal Cinemas with the option to borrow additional term loans under the Amended Senior Credit Facility in an amount of up to $200.0 million, plus additional amounts as would not cause the consolidated total leverage ratio to exceed 3.00:1.00, in each case, subject to lenders providing additional commitments for such amounts and the satisfaction of certain other customary conditions. The entire $150.0 million under the 2017 Accordion was fully drawn on June 6, 2017 on the same terms as the Refinanced Term Loans (such amounts drawn, the “Incremental Term Loans”, and together with the Refinanced Term Loans, the “New Term Loans”). A portion of the proceeds of the Incremental Term Loans were used by Regal Cinemas to pay fees and expenses related to the June 2017 Refinancing Agreement, with the remainder used to partially fund the acquisitions described in Note 2—"Acquisitions."

The New Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Loans, with the balance payable on the maturity date of the New Term Loans. The June 2017 Refinancing Agreement also amends the Amended Senior Credit Facility by reducing the interest rate on the New Term Loans, by providing, at Regal Cinemas’ option, either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin will be either 1.00% in the case of base rate loans or 2.00% in the case of LIBOR rate loans. The June 2017 Refinancing Agreement also provides for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the New Term Loans on or prior to the six-month anniversary of the closing of the June 2017 Refinancing Agreement that, in either case, has the effect of reducing the interest rate on the New Term Loans. In connection with the execution of the June 2017 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.3 million during the quarter ended June 30, 2017.

No amounts have been drawn on the Revolving Facility. As of June 30, 2017, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain owned real property. The obligations under the Amended Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain owned real property pursuant to that certain second amended and restated guaranty and collateral agreement, dated as of May 19, 2010, among Regal Cinemas, certain subsidiaries of Regal Cinemas party thereto and Credit Suisse AG (the “Amended Guaranty Agreement”). The obligations are further guaranteed by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

Borrowings under the Amended Senior Credit Facility bear interest, at Regal Cinemas’ option, at either a base rate or an adjusted LIBOR rate (as defined in the Amended Senior Credit Facility) plus, in each case, an applicable margin of 1.00% in the case of base rate loans or 2.00% in the case of LIBOR rate loans. Interest is payable (a) in the case of base rate loans, quarterly in arrears, and (b) in the case of LIBOR rate loans, at the end of each interest period, but in no event less often than every 3 months.

As of June 30, 2017 and December 31, 2016, borrowings of $1,102.5 million (net of debt discount) and $954.7 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 3.40% (as of June 30, 2017) and 3.56% (as of December 31, 2016), after the impact of the interest rate swaps described in Note 11—"Derivative Instruments" is taken into account.

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

Covenant Compliance—As of June 30, 2017, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

5. INCOME TAXES

The provision for income taxes of $18.0 million and $22.5 million for the quarters ended June 30, 2017 and June 30, 2016, respectively, reflect effective tax rates of approximately 43.3% and 40.1%, respectively. The provision for income taxes of $48.7 million and $52.2 million for the two quarters ended June 30, 2017 and June 30, 2016, respectively, reflect effective tax rates of approximately 40.3% and 41.3%, respectively. The increase in the effective tax rate for the quarter ended June 30, 2017 is primarily attributable to the settlement of U.S. Territory and state tax positions during the quarter. The decrease in the effective tax rate for the two quarters ended June 30, 2017 is primarily attributable to the Company’s adoption of ASU 2016-09 described further in Note 10—"Recent Accounting Pronouncements." The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $23.5 million and $34.5 million as of June 30, 2017 and December 31, 2016, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the two quarters ended June 30, 2017, the valuation allowance was decreased by $11.0 million related to a reduction in certain state net operating losses in connection with the settlement of state tax positions.

Total unrecognized tax benefits at June 30, 2017 and December 31, 2016 were $6.2 million and $10.9 million, respectively. The total net unrecognized tax benefits that would affect the effective tax rate if recognized at June 30, 2017 and December 31, 2016 were $3.9 million and $5.4 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2017 and December 31, 2016, the Company has accrued gross interest and penalties of approximately $2.0 million and $1.8 million, respectively.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal examinations before 2013, U.S. Territory examinations for years before 2012, and with limited exceptions, state examinations before 2012. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year. In July 2017, the Company settled an Internal Revenue Service examination of its 2014 federal income tax return. The settlement did not have a material impact on the Company’s financial statements.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of June 30, 2017, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of June 30, 2017, 133,324,481 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of June 30, 2017, all of which are beneficially owned by The Anschutz Corporation ("Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of June 30, 2017. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2016 Audited Consolidated Financial Statements, incorporated by reference herein.

As of June 30, 2017, Anschutz owned 18,440,000 shares of our issued and outstanding Class A Common Stock, representing approximately 13.8% of our Class A common stock issued and outstanding, which together with the 23,708,639 shares of our Class B common stock owned by Anschutz, represents approximately 69.0% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock as of June 30, 2017.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of June 30, 2017.

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

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of shares of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Incentive Plan to May 9, 2022.  As of June 30, 2017, 3,759,579 shares remain available for future issuance under the Incentive Plan.

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

During the two quarters ended June 30, 2017, the Company withheld approximately 166,081 shares of restricted stock at an aggregate cost of approximately $3.6 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 491,084 restricted stock awards.  In addition, during the two quarters ended June 30, 2017, 205,677 performance shares (originally granted on January 8, 2014) were effectively converted to shares of restricted common stock, as threshold performance goals for these awards were satisfied on January 8, 2017, the calculation date. These awards are scheduled to fully vest on January 8, 2018, the one year anniversary of the calculation date.

During the quarters ended June 30, 2017 and June 30, 2016, the Company recognized approximately $1.0 million and $1.1 million, respectively, of share-based compensation expense related to restricted share grants. During the two quarters ended June 30, 2017 and June 30, 2016, the Company recognized approximately $2.1 million and $1.9 million, respectively, of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses."  The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of June 30, 2017, we have unrecognized compensation expense of $6.8 million associated with restricted stock awards, which is expected to be recognized through January 11, 2021.

The following table represents the restricted stock activity for the two quarters ended June 30, 2017:

Unvested at beginning of period	765,952
Granted during the period	217,366
Vested during the period	(491,084)
Forfeited during the period	(12,760)
Conversion of performance shares during the period	205,677
Unvested at end of period	685,151

During the two quarters ended June 30, 2017, the Company paid two cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.3 million. During the two quarters ended June 30, 2016, the Company paid two cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.4 million.

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

During the quarters ended June 30, 2017 and June 30, 2016, the Company recognized approximately $1.3 million and $1.2 million, respectively, of share-based compensation expense related to performance share grants. During the two quarters ended June 30, 2017 and June 30, 2016, the Company recognized approximately $2.4 million and $2.2 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses."  As of June 30, 2017, we have unrecognized compensation expense of $9.2 million associated with performance share units, which is expected to be recognized through January 11, 2021. During the two quarters ended June 30, 2017, 205,677 performance share awards (originally granted on January 8, 2014) were converted to shares of restricted common stock, as threshold performance goals for these awards were satisfied on January 8, 2017, the calculation date.

The following table summarizes information about the Company’s number of performance shares for the two quarters ended June 30, 2017:

Unvested at beginning of period	698,709
Granted (based on target) during the period	235,356
Cancelled/forfeited during the period	(8,457)
Conversion to restricted shares during the period	(205,677)
Unvested at end of period	719,931

In connection with the conversion of the above 205,677 performance shares, during the two quarters ended June 30, 2017, the Company paid cumulative cash dividends of $3.64 (representing the sum of all cash dividends paid from January 8, 2014 through January 8, 2017) on each performance share converted, totaling approximately $0.7 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.4 million shares of restricted stock could be issued if the performance criteria maximums are met.

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

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified United Artists Theatre Circuit, Inc. (“UATC”), an indirect, wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, UATC filed a petition with the State Water Resources Control Board (“the State Board”) for review of the Regional Board’s order. The State Board failed to act on the petition and hence by operation of law it was deemed denied, and UATC filed a petition for writ of mandamus with the California Superior Court seeking review and modification of the order. The Superior Court dismissed UATC's claims against the State Board and the City of Santa Clara. On July 26, 2017, the Superior Court issued a tentative ruling in UATC's favor, requested additional briefings and scheduled a hearing, which is now scheduled for September 2017. If the Superior Court adopts its tentative ruling, the matter would be remanded to the Regional Board for further proceedings in light of the Superior Court's opinion. UATC is cooperating with the Regional Board while its petition remains pending before the State Board. To that end, UATC and the current property owner jointly submitted, and on October 27, 2015, the Regional Board approved, a Remedial Action Plan (“RAP”) to remediate the dry-cleaner contamination. UATC intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

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

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC ("Screenvision"). On November 3, 2014, the United States Department of Justice (the "DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. On March 17, 2015, the Company was notified by the DOJ that it had opened an investigation into potential anticompetitive conduct by and coordination among NCM, Inc., National CineMedia, Regal, AMC and Cinemark (the “DOJ Notice”). In addition, the DOJ Notice requested that the Company preserve all documents and information since January 1, 2011 relating to movie clearances or communications or cooperation between and among AMC, Regal and Cinemark or their participation in NCM. On May 28, 2015, the Company received a civil investigative demand (the “CID”) from the DOJ as part of an investigation into potentially anticompetitive conduct under Sections 1 and 2 of the Sherman Act, 15 U.S.C. § 1 and § 2. The Company has also received investigative demands from the antitrust sections of various state attorneys general regarding movie clearances and Regal's various joint venture investments, including National CineMedia. The CID and various state investigative demands require the Company to produce documents and answer interrogatories. The Company may receive additional investigative demands from the DOJ and state attorneys general regarding these or related matters. The Company continues to cooperate with these investigations and any other related Federal or state investigations to the extent any are undertaken. The DOJ and various state investigations may also give rise to lawsuits filed against the Company related to clearances and the Company’s investments in its various joint ventures. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws during its participation in NCM and other joint ventures, we can provide no assurances as to the scope, timing or outcome of the DOJ’s or any other state or Federal governmental reviews of the Company’s conduct.

In situations where management believes that a loss arising from judicial, administrative, regulatory and arbitration proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $3.3 million and $3.5 million as of June 30, 2017 and December 31, 2016, respectively. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

8. RELATED PARTY TRANSACTIONS

During each of the quarters ended June 30, 2017 and June 30, 2016, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility. During each of the two quarters ended June 30, 2017 and June 30, 2016, Regal Cinemas received approximately $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the quarters ended June 30, 2017 and June 30, 2016, the Company received approximately $0.2 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. During each of the two quarters ended June 30, 2017 and June 30, 2016, the Company received approximately $0.4 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

Please also refer to Note 3—"Investments" for a discussion of other related party transactions associated with our various investments in non-consolidated entities.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended June 30, 2017		Quarter Ended June 30, 2016		Two Quarters Ended June 30, 2017		Two Quarters Ended June 30, 2016
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$20.0	$3.6	$28.4	$5.1	$61.1	$10.9	$62.9	$11.3
Denominator:
Weighted average common shares outstanding (in thousands)	132,639	23,709	132,316	23,709	132,612	23,709	132,316	23,709
Basic earnings per share	$0.15	$0.15	$0.21	$0.21	$0.46	$0.46	$0.48	$0.48
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$20.0	$3.6	$28.4	$5.1	$61.1	$10.9	$62.9	$11.3
Reallocation of earnings as a result of conversion of Class B to Class A shares	3.6	—	5.1	—	10.9	—	11.3	(0.1)
Allocation of earnings	$23.6	$3.6	$33.5	$5.1	$72.0	$10.9	$74.2	$11.2
Denominator:
Number of shares used in basic computation (in thousands)	132,639	23,709	132,316	23,709	132,612	23,709	132,316	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—	23,709	—
Restricted stock and performance shares	597	—	697	—	671	—	726	—
Number of shares used in per share computations (in thousands)	156,945	23,709	156,722	23,709	156,992	23,709	156,751	23,709
Diluted earnings per share	$0.15	$0.15	$0.21	$0.21	$0.46	$0.46	$0.47	$0.47

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company's adoption of ASU 2016-09 had the impact of reducing income tax expense by approximately $1.2 million pertaining to excess tax benefits related to vesting of 491,084 restricted stock awards and to a lesser extent, dividends paid on restricted stock during the two quarters ended June 30, 2017. Historically, such excess tax benefits would have been recorded as a component of additional paid-in capital.

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

Recently Issued FASB Accounting Standard Codification Updates

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or modified retrospective transition method. ASU 2014-09 was originally effective for annual and interim reporting periods beginning after December 15, 2016. However, the standard was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted as of the original effective date. In addition, amendments in subsequent Accounting Standards Updates have either clarified or revised guidance as set forth in ASU 2014-09, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus
Agent Considerations (Reporting Revenues Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers : Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The Company has selected the modified retrospective method for adoption of ASU 2014-09 and its related ASU amendments. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption (January 1, 2018), but will not restate prior periods.

The Company believes that the adoption of ASU 2014-09 and its related ASU amendments will primarily impact its accounting for its (i) loyalty program, (ii) gift cards and bulk tickets, (iii) customer incentives and (iv) amounts recorded as deferred revenue and the method of amortization for the advanced payment received in connection with the 2007 National CineMedia ESA modification and subsequent receipts of common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement, each as described in Note 3—"Investments." The Company believes that such advanced payment and subsequent common units received from National CineMedia include a significant financing component and expects that as a result, advertising revenues will increase significantly with a similar offsetting increase in interest expense beginning in fiscal year 2018. The Company is continuing to further evaluate the full impact that ASU 2014-09 and its related ASU amendments will have on its consolidated financial statements and related disclosures. To that end, the Company has conducted initial analyses, developed project management relative to the process of adopting ASU 2014-09 and its related ASU amendments, and is currently finalizing detailed contract reviews to determine necessary adjustments to existing accounting policies and to support an evaluation of the overall impact on the Company’s consolidated results of operations and financial condition.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of ASU 2017-01 is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted. The Company does not expect that the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements and related disclosures.

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

11. DERIVATIVE INSTRUMENTS

From time to time, Regal Cinemas enters into hedging relationships via interest rate swap agreements to hedge against interest rate exposure of its variable rate debt obligations under the Amended Senior Credit Facility. Certain of these interest rate swaps qualify for cash flow hedge accounting treatment, and as such, the change in the fair values of the interest rate swaps is recorded on the Company's consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps' gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income/loss related to the interest rate swaps will be reclassified into earnings. In the event that an interest rate swap is terminated or de-designated prior to maturity, gains or losses accumulated in other comprehensive income or loss remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings. See Note 12—"Fair Value of Financial Instruments" for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Below is a summary of Regal Cinemas' current interest rate swap agreement as of June 30, 2017:

Nominal Amount	Effective Date	Fixed Rate	Receive Rate	Expiration Date	Designated as Cash Flow Hedge	Gross Fair Value at June 30, 2017	Balance Sheet Location
$200.0 million	June 30, 2015	2.165%	1-month LIBOR	June 30, 2018	No	$(1.6) million	See Note 12

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

In connection with the June 2017 Refinancing Agreement described further in Note 4—"Debt Obligations,” no amendment or modification was made to the Company's remaining interest swap agreement (originally designated to hedge $200.0 million of variable rate debt obligations). As a result, the interest rate swap no longer meets the highly effective qualification for cash flow hedge accounting and accordingly, the remaining hedge relationship was de-designated effective June 6, 2017. Since the interest rate swap no longer qualifies for cash flow hedge accounting treatment, the change in its fair value since de-designation is recorded on the Company’s unaudited condensed consolidated balance sheet as an asset or liability with the interest rate swap's gain or loss reported as a component of interest expense during the period of change. We estimate that $1.2 million of deferred pre-tax losses attributable to this interest rate swap will be reclassified into earnings as interest expense during the next 12 months.

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

The following tables summarize the fair value hierarchy of the Company’s financial liabilities carried at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

			Fair Value Measurements at June 30, 2017
	Balance Sheet Location	Total Carrying Value at June 30, 2017	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Liabilities:
Interest rate swap (1)	Accrued Expenses	$1.6	$—	$1.6	$—
Total liabilities at fair value		$1.6	$—	$1.6	$—

		Total Carrying Value at December 31, 2016	Fair Value Measurements at December 31, 2016
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Liabilities:
Interest rate swap designated as cash flow hedge(1)	Accrued Expenses	$2.3	$—	$2.3	$—
Interest rate swap designated as cash flow hedge(1)	Other Non-Current Liabilities	$0.7	$—	$0.7	$—
Total liabilities at fair value		$3.0	$—	$3.0	$—
 ________________________________

(1)
The fair value of the Company’s interest rate swap described in Note 11—"Derivative Instruments" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreement taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparty to the Company’s interest rate swap is a major financial institution. The Company evaluates the bond rating of the financial institution and believes that credit risk is at an acceptably low level.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the two quarters ended June 30, 2017 and June 30, 2016, respectively.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $4.1 million and $3.0 million, respectively, for the two quarters ended June 30, 2017 and June 30, 2016.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company did not record an impairment of any intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the two quarters ended June 30, 2017 and June 30, 2016.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—"Debt Obligations," which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of June 30, 2017 and December 31, 2016. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023 were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of June 30, 2017 and December 31, 2016. The aggregate carrying values and fair values of long-term debt at June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Carrying value	$2,377.5	$2,229.7
Fair value	$2,436.5	$2,287.1

13. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

The following tables present for the two quarters ended June 30, 2017 and June 30, 2016, respectively, the change in accumulated other comprehensive loss, net of tax, by component (in millions):

	Interest rate swap	Equity method investee interest rate swaps	Total
Balance as of December 31, 2016	$(1.4)	$0.1	$(1.3)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transaction	(0.5)	—	(0.5)
Amounts reclassified to net income from interest rate swap	1.2	—	1.2
Change in fair value of equity method investee interest rate swaps	—	—	—
Total other comprehensive income (loss), net of tax	0.7	—	0.7
Balance as of June 30, 2017	$(0.7)	$0.1	$(0.6)

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of December 31, 2015	$(2.7)	$0.5	$0.1	$(2.1)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(2.1)	—	—	(2.1)
Amounts reclassified to net income from interest rate swaps	2.0	—	—	2.0
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.5)	—	(0.5)
Change in fair value of equity method investee interest rate swaps	—	—	(0.7)	(0.7)
Total other comprehensive income (loss), net of tax	(0.1)	(0.5)	(0.7)	(1.3)
Balance as of June 30, 2016	$(2.8)	$—	$(0.6)	$(3.4)

14. SUBSEQUENT EVENTS

Declaration of Quarterly Dividend

On July 26, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 15, 2017, to stockholders of record on September 5, 2017.

Investment in Open Road Films

On August 4, 2017, the Company sold all of its 50% equity interest in Open Road Films to a third party for total net proceeds of approximately $14.0 million. In accordance with the purchase agreement, a portion of the net proceeds received are in satisfaction of amounts due to the Company related to film marketing services provided to Open Road Films prior to the closing date. Also effective with closing, the Company and Open Road Films entered into a new marketing agreement with respect to films released by Open Road Films after the closing date.

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

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,379 screens in 566 theatres in 43 states along with Guam, Saipan, American Samoa and the District of Columbia as of June 30, 2017. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our Form 10-K and incorporated by reference herein.  As of June 30, 2017, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 31, 2016, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of our Form 10-K and incorporated herein by reference.

Our business strategy is predicated on our ability to allocate capital effectively to enhance value for our stockholders. This strategy focuses on enhancing our position in the motion picture exhibition industry by capitalizing on prudent industry consolidation and partnership opportunities, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and realizing selective growth opportunities through new theatre construction. Our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the two quarters ended June 30, 2017 (the "Fiscal 2017 Period"), we continued to make progress with respect to our business strategy as follows:

•	We demonstrated our commitment to providing incremental value to our stockholders. Total cash dividends paid to our stockholders during the Fiscal 2017 Period totaled approximately $69.8 million.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

◦
First, we continued to improve customer amenities, primarily through the installation of luxury reclining seats. With respect to our luxury reclining seating initiative, as of June 30, 2017, we offered luxury reclining seating in 1,691 auditoriums at 138 theatre locations. We expect to install luxury reclining seating in approximately 40-45 locations during 2017 and expect to outfit approximately 45% of the total screens in our circuit by the end of 2019. The costs of these conversions in some cases are partially covered by investments from our theatre landlords.

◦
Second, to address consumer trends and customer preferences, we have continued to expand our menu of food and alcoholic beverage products to an increasing number of attendees. The enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results, and we expect to continue to invest in such offerings in our theatres. As of June 30, 2017, we offered an expanded menu of food in 247 locations (reaching 57% of our attendees) and alcoholic beverages in 172 locations (reaching 35% of our attendees), and we expect to offer an expanded menu of food in approximately 270 locations and alcoholic beverages in approximately 215 locations by the end of 2017.

◦
Third, we continued to implement various customer engagement initiatives aimed at delivering a premium movie-going experience for our customers in order to better compete for patrons and build brand loyalty. For example, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres. During 2016, we completed the national rollout of the new Regal Crown Club®. Members of the enhanced program can earn unlimited credits and can redeem such credits for movie tickets, concession items and movie memorabilia at the theatre or in an online reward center where members can select the rewards of their choice. We believe these changes allow us to offer more relevant offers to our members and increase customer engagement in the program. As of June 30, 2017, approximately 14.5 million members swiped their Regal Crown Club® card in the previous 18 months. The Regal Crown Club® is the largest loyalty program in our industry.

◦
In addition, we continued to develop and enhance other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and other marketing initiatives. For example, we have improved the customer experience by expanding our ability to sell tickets remotely via our mobile ticketing application, which was officially launched in the Fiscal 2017 Period, and through our internet ticketing partners such as Fandango.com and Atom Tickets. Customers can choose their preferred ticketing option, which in many cases means they can pre-purchase tickets, scan their mobile device and proceed directly to their reserved seat without waiting in line. In addition to providing customers the ability to pre-purchase tickets, our mobile ticketing application provides customers the ability to find films, movie information, showtimes, track Regal Crown Club® credits and receive special offers from Regal. Finally, our newest ticketing partner, Atom Tickets, provides our patrons the ability to bypass concession stand lines by pre-purchasing concession items via their mobile device. We believe these technologies provide a platform for delivering a quality customer experience and will drive incremental revenues and cash flows in a cost-effective manner.

•
We continued to actively manage our asset base during the Fiscal 2017 Period by completing the acquisitions of nine theatres with 134 screens. These acquisitions enhance our presence in three U.S. states. See Note 2—"Acquisitions" for further discussion of these acquisitions. In addition, we opened two new theatres with

26 screens and closed six underperforming theatres with 48 screens, ending the Fiscal 2017 Period with 566 theatres and 7,379 screens.

We believe the continued rollout of premium amenities, such as luxury reclining seating and a wider array of food and alcoholic beverage offerings allows us to deliver a premium movie-going experience for a majority of our customers. We believe this strategy will enable us to better compete for patrons and build brand loyalty, which will provide us the opportunity for incremental revenue and cash flows.

Recent Developments

On July 26, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 15, 2017, to stockholders of record on September 5, 2017.

On August 4, 2017, the Company sold all of its 50% equity interest in Open Road Films to a third party for total net proceeds of approximately $14.0 million. In accordance with the purchase agreement, a portion of the net proceeds received are in satisfaction of amounts due to the Company related to film marketing services provided to Open Road Films prior to the closing date. Also effective with closing, the Company and Open Road Films entered into a new marketing agreement with respect to films released by Open Road Films after the closing date.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s second quarter of 2017 were estimated to have decreased by approximately 4 to 5 percent per screen in comparison to the second quarter of 2016. The industry’s box office results for the second quarter of 2017 were negatively impacted by weaker than expected attendance generated by the overall film slate during the second quarter of 2017.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended June 30, 2017 (the "Q2 2017 Period"), the quarter ended June 30, 2016 (the "Q2 2016 Period"), the Fiscal 2017 Period, and the two quarters ended June 30, 2016 (the "Fiscal 2016 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q2 2017 Period		Q2 2016 Period		Fiscal 2017 Period		Fiscal 2016 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$481.2	63.0%	$505.8	64.3%	$1,014.4	64.0%	$1,021.5	64.9%
Concessions	231.4	30.3	235.5	30.0	470.9	29.7	465.6	29.6
Other operating revenues	51.6	6.7	44.6	5.7	100.1	6.3	85.9	5.5
Total revenues	764.2	100.0	785.9	100.0	1,585.4	100.0	1,573.0	100.0
Operating expenses:
Film rental and advertising costs(1)	258.5	53.7	278.9	55.1	541.6	53.4	556.4	54.5
Cost of concessions(2)	30.6	13.2	30.0	12.7	61.4	13.0	58.8	12.6
Rent expense(3)	106.0	13.9	106.3	13.5	212.2	13.4	213.8	13.6
Other operating expenses(3)	222.8	29.2	214.8	27.3	438.5	27.7	426.3	27.1
General and administrative expenses (including share-based compensation expense of $2.3 for the Q2 2017 Period and the Q2 2016 Period and $4.5 and $4.1 for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively)(3)	23.2	3.0	20.9	2.7	45.5	2.9	42.1	2.7
Depreciation and amortization(3)	62.9	8.2	56.9	7.2	123.8	7.8	112.6	7.2
Net loss on disposal and impairment of operating assets(3)	1.2	0.2	1.5	0.2	3.9	0.2	5.8	0.4
Total operating expenses(3)	705.2	92.3	709.3	90.3	1,426.9	90.0	1,415.8	90.0
Income from operations(3)	59.0	7.7	76.6	9.7	158.5	10.0	157.2	10.0
Interest expense, net(3)	31.1	4.1	32.3	4.1	61.8	3.9	64.8	4.1
Loss on extinguishment of debt(3)	1.3	0.2	1.5	0.2	1.3	0.1	1.5	0.1
Earnings recognized from NCM(3)	(6.6)	0.9	(2.9)	0.4	(8.6)	0.5	(15.2)	1.0
Equity in income of non-consolidated entities and other, net(3)	(8.4)	1.1	(10.4)	1.3	(16.7)	1.1	(20.4)	1.3
Provision for income taxes(3)	18.0	2.4	22.5	2.9	48.7	3.1	52.2	3.3
Net income attributable to controlling interest(3)	$23.6	3.1	$33.5	4.3	$72.0	4.5	$74.2	4.7
Attendance (in thousands)	47,441	*	51,246	*	100,796	*	104,543	*
Average ticket price(4)	$10.14	*	$9.87	*	$10.06	*	$9.77	*
Average concessions per patron(5)	$4.88	*	$4.60	*	$4.67	*	$4.45	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

During the Q2 2017 Period, total admissions revenue decreased $24.6 million, or 4.9%, to $481.2 million, from $505.8 million in the Q2 2016 Period. A 7.4% decrease in attendance (approximately $37.4 million of total admissions revenues), partially offset by a 2.7% increase in average ticket prices (approximately $12.8 million of total admissions revenues) led to the overall decrease in the Q2 2017 Period admissions revenues. Attendance for the Q2 2017 Period in comparison to that of the Q2 2016

Period was negatively impacted by weaker than expected attendance generated by the overall film slate during the Q2 2017 Period. For the Q2 2017 Period, the 2.7% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews (particularly at locations featuring luxury reclining seats). Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was slightly higher than the industry’s per screen results for the Q2 2017 Period as compared to the Q2 2016 Period. We are optimistic that the industry's investment in new theatres and customer amenities and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.

Total admissions revenues decreased $7.1 million, or 0.7%, during the Fiscal 2017 Period to $1,014.4 million, from $1,021.5 million in the Fiscal 2016 Period. A 3.6% decrease in attendance (approximately $36.3 million of total admissions revenues), partially offset by a 3.0% increase in average ticket prices (approximately $29.2 million of total admissions revenues), led to the net decline in the Fiscal 2017 Period admissions revenues. Attendance during the Fiscal 2017 Period in comparison to that of the Fiscal 2016 Period was negatively impacted by weaker than expected attendance generated by the overall film slate during the Fiscal 2017 Period. The 3.0% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews.

Concessions

During the Q2 2017 Period, total concessions revenues decreased $4.1 million, or 1.7%, to $231.4 million, from $235.5 million in the Q2 2016 Period. Average concessions revenues per patron during the Q2 2017 Period increased 6.1% to $4.88, from $4.60 in the Q2 2016 Period. The 7.4% decrease in attendance (approximately $17.4 million of total concessions revenues), partially offset by the 6.1% increase in average concessions revenues per patron (approximately $13.3 of total concessions revenues), led to the overall decrease in the Q2 2017 Period concessions revenues. The increase in average concessions revenues per patron for the Q2 2017 Period was primarily attributable to selective price increases, an increase in beverage and popcorn sales volume, and the continued rollout of our expanded food and alcohol menu.

Total concessions revenues increased $5.3 million, or 1.1%, to $470.9 million in the Fiscal 2017 Period, from $465.6 million in the Fiscal 2016 Period. Average concessions revenues per patron during the Fiscal 2017 Period increased 4.9%, to $4.67, from $4.45 in the Fiscal 2016 Period. The 4.9% increase in average concessions revenues per patron (approximately $22.2 million of total concessions revenues), partially offset by the aforementioned 3.6% decrease in attendance (approximately $16.9 million of total concessions revenues) led to the net increase in the Fiscal 2017 Period concessions revenues. The increase in average concessions revenues per patron for the Fiscal 2017 Period was primarily attributable to selective price increases, an increase in popcorn sales volume, and the continued rollout of our expanded food and alcohol menu.

Other Operating Revenues

During the Q2 2017 Period, other operating revenues     increased $7.0 million, or 15.7%, to $51.6 million, from $44.6 million in the Q2 2016 Period. Included in other operating revenues are revenues from our vendor marketing programs, other theatre revenues (consisting primarily of internet ticketing surcharges, theatre rentals and arcade games), theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire) and revenues related to our gift card and bulk ticket programs. The increase in other operating revenues during the Q2 2017 Period was due to an increase in internet ticketing surcharges (approximately $2.7 million), an increase in revenues from our vendor marketing programs (approximately $2.3 million), and an increase in revenues related to our gift card and bulk ticket programs (approximately $1.2 million).

Other operating revenues increased $14.2 million, or 16.5%, to $100.1 million during the Fiscal 2017 Period, from $85.9 million in the Fiscal 2016 Period. The increase in other operating revenues during the Fiscal 2017 Period was due to an increase in revenues from our vendor marketing programs (approximately $6.1 million), an increase in internet ticketing surcharges (approximately $4.7 million), an increased revenues related to our gift card and bulk ticket programs (approximately $1.8 million), and incremental National CineMedia revenues (approximately $0.7 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues for the Q2 2017 Period decreased to 53.7% from 55.1% in the Q2 2016 Period. Film rental and advertising costs as a percentage of admissions revenues for the Fiscal 2017 Period decreased to 53.4% from 54.5% in the Fiscal 2016 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Q2 2017 Period and the Fiscal 2017 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the comparable prior year periods.

Cost of Concessions

 Cost of concessions increased $0.6 million, or 2.0%, to $30.6 million during the Q2 2017 Period, from $30.0 million in the Q2 2016 Period. Cost of concessions increased $2.6 million, or 4.4%, to $61.4 million during the Fiscal 2017 Period, from $58.8 million in the Fiscal 2016 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2017 Period was approximately 13.2% compared to 12.7% during the Q2 2016 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2017 Period was approximately 13.0% compared to 12.6% in the Fiscal 2016 Period. The increase in cost of concessions as a percentage of concessions revenues during the Q2 2017 Period and the Fiscal 2017 Period was primarily related to increases in packaged good and raw material costs and the impact of incremental expanded food and alcohol sales during such periods.

Rent Expense

During the Q2 2017 Period, rent expense totaled $106.0 million, which was generally in line with that of the Q2 2016 Period. During the Fiscal 2017 Period, rent expense totaled $212.2 million, a decrease of $1.6 million, or 0.7%, from $213.8 million in the Fiscal 2016 Period. Rent expense during the Fiscal 2017 Period was primarily impacted by the closure of 10 theatres with 98 screens subsequent to the end of the Q2 2016 Period, partially offset by incremental rent from the opening of three new theatres with 36 screens and the acquisition of nine theatres with 134 screens subsequent to the end of the Q2 2016 Period.

Other Operating Expenses

Other operating expenses of $222.8 million during the Q2 2017 Period increased $8.0 million, or 3.7%, from $214.8 million in the Q2 2016 Period. During the Fiscal 2017 Period, other operating expenses increased $12.2 million, or 2.9%, to $438.5 million, from $426.3 million in the Fiscal 2016 Period. The increase in other operating expenses during the Q2 2017 Period was primarily due to an increase in other operating expenses from the Q2 2017 Period acquisitions ($3.9 million), theatre-level payroll and benefit costs (approximately $1.9 million), increases in non-rent occupancy costs (approximately $1.3 million) and incremental expenses associated with higher alternative content revenues (approximately $1.7 million), partially offset by decreased costs associated with lower premium format film revenues (approximately $1.2 million) during the Q2 2017 Period . The increase in other operating expenses during the Fiscal 2017 Period was primarily due to an increase in theatre-level payroll and benefit costs (approximately $4.7 million), an increase in other operating expenses from the Fiscal 2017 Period acquisitions ($3.9 million), increases in non-rent occupancy costs (approximately $1.1 million), incremental expenses associated with higher alternative content revenues (approximately $4.5 million) and increases in banking and security costs (approximately $1.2 million), partially offset by decreased costs associated with lower premium format film revenues (approximately $3.2 million) during the Fiscal 2017 Period.

General and Administrative Expenses

For the Q2 2017 Period, general and administrative expenses increased $2.3 million, or 11.0%, to $23.2 million as compared to $20.9 million in the Q2 2016 Period. General and administrative expenses increased $3.4 million, or 8.1%, to $45.5 million during the Fiscal 2017 Period, from $42.1 million in the Fiscal 2016 Period. During the Q2 2017 Period, the increase in general and administrative expenses was primarily attributable to higher legal and professional fees and acquisition related expenses (approximately $1.6 million) and higher corporate payroll costs (approximately $0.4 million). The increase in general and administrative expenses during the Fiscal 2017 Period was primarily attributable to higher legal and professional fees and acquisition related expenses (approximately $1.6 million), higher corporate payroll costs (approximately $0.8 million), and increased share-based compensation expense (approximately $0.5 million).

Depreciation and Amortization

Depreciation and amortization expense increased $6.0 million, or 10.5%, to $62.9 million during the Q2 2017 Period, from $56.9 million in the Q2 2016 Period. During the Fiscal 2017 Period, depreciation and amortization expense increased $11.2 million, or 9.9%, to $123.8 million, from $112.6 million in the Fiscal 2016 Period. The increase in depreciation and amortization expense during the Q2 2017 Period and the Fiscal 2017 Period was primarily related to incremental depreciation and amortization expense associated with increased capital expenditures related to the installation of luxury reclining seats, the opening of three new theatres with 36 screens and acquisition of nine theatres with 134 screens subsequent to the end of the Q2 2016 Period, and accelerated depreciation on certain identified assets, partially offset by the closure of 10 theatres with 98 screens subsequent to the end of the Q2 2016 Period.

Interest Expense, net

Net interest expense decreased $1.2 million, or 3.7%, to $31.1 million during the Q2 2017 Period, from $32.3 million in the Q2 2016 Period. During the Fiscal 2017 Period, net interest expense decreased $3.0 million, or 4.6%, to $61.8 million, from $64.8 million in the Fiscal 2016 Period. The decrease in net interest expense during the Q2 2017 Period and the Fiscal 2017 Period was primarily due to the impact of a lower effective interest rate under the Amended Senior Credit Facility during such periods.

Loss on Extinguishment of Debt

As described more fully in Note 4—"Debt Obligations," during the Q2 2017 Period, the Company recorded a loss on debt extinguishment of $1.3 million in connection with the June 2017 Refinancing Agreement. During the Q2 2016 Period, the Company recorded a loss on debt extinguishment of $1.5 million in connection with the June 2016 Refinancing Agreement also described in Note 4—"Debt Obligations."

Earnings Recognized from NCM

During the Q2 2017 Period, earnings recognized from NCM increased $3.7 million, or 127.6%, to $6.6 million, from $2.9 million in the Q2 2016 Period. Earnings recognized from NCM decreased $6.6 million, or 43.4%, to $8.6 million in the Fiscal 2017 Period, from $15.2 million in the Fiscal 2016 Period. The increase in earnings recognized from National CineMedia during the Q2 2017 Period was primarily attributable to the timing of cash distributions from National CineMedia during the Q2 2017 Period as compared to that of the Q2 2016 Period, partially offset by lower equity income from National CineMedia. The decrease in earnings recognized from National CineMedia during the Fiscal 2017 Period was primarily attributable to lower equity income (including a $5.6 million change in interest loss as described further in Note 3—"Investments") from National CineMedia, partially offset by the amount of cash distributions from National CineMedia during the Fiscal 2017 Period as compared to that of the Fiscal 2016 Period.

Income Taxes

The provision for income taxes of $18.0 million and $22.5 million for the Q2 2017 Period and the Q2 2016 Period, respectively, reflect effective tax rates of approximately 43.3% and 40.1%, respectively. The provision for income taxes of $48.7 million and $52.2 million for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively, reflect effective tax rates of approximately 40.3% and 41.3%, respectively. The increase in the effective tax rate for the Q2 2017 Period is primarily attributable to the settlement of U.S. Territory and state tax positions during the period. The decrease in the effective tax rate for the Fiscal 2017 Period is primarily attributable to the Company’s adoption of ASU 2016-09 described further in Note 10—"Recent Accounting Pronouncements." The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

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

Operating Activities

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale and through our internet ticketing partners. Our operating expenses are primarily related to film and advertising costs, rent and occupancy and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities include items that will become due within 12 months. In addition, from time to time, we use cash from operations to fund dividends in excess of net income attributable to controlling interest and to fund dividends in excess of cash flows from operating activities less capital expenditures (net of proceeds from asset sales). As a result, at any given time, our balance sheet may reflect a working capital deficit.

Net cash flows provided by operating activities totaled approximately $207.8 million and $238.8 million for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively. The decrease in net cash flows generated by operating activities for the Fiscal 2017 Period as compared to the Fiscal 2016 Period was caused by a negative fluctuation in working capital activity (primarily related to fluctuations in accounts receivable activity and the timing of vendor payments, including film payables, as a result of decreased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2017 Period), partially offset by an increase in net income excluding non-cash items and an increase in landlord contributions related to our luxury reclining seating initiative.

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

We intend to continue to grow our theatre circuit through selective expansion and acquisition opportunities. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures (net of proceeds from asset sales and landlord contributions) for theatre development, expansion, maintenance, upgrades and replacements to be in the range of approximately $130.0 million to $145.0 million in 2017, exclusive of acquisitions.

On March 16, 2017, we received approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction increased our ownership share in National CineMedia to approximately 27.6 million common units. On a fully diluted basis, we own a 17.9% interest in NCM, Inc. as of June 30, 2017.

As described further in Note 2—"Acquisitions," on April 13, 2017, the Company completed the acquisition of two theatres with 41 screens located in Houston, Texas from Santikos Theaters, Inc. for an aggregate net cash purchase price of $29.8 million. In addition, on April 18, 2017, the Company purchased a parcel of land located in Montgomery County, Texas from an entity affiliated with Santikos Theaters, Inc. for a net cash purchase price, before post-closing adjustments, of approximately $7.3 million. Finally, on May 18, 2017, the Company completed the acquisition of seven theatres with 93 screens located in Kansas and Oklahoma from Warren Theatres for an aggregate net cash purchase price, before post-closing adjustments, of $134.5 million.

Net cash flows used in investing activities totaled approximately $285.1 million and $89.2 million for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively. The $195.9 million increase in cash flows used in investing activities during the Fiscal 2017 Period as compared to the Fiscal 2016 Period was primarily attributable to $171.6 million of net cash used to fund acquisitions described further in Note 2—"Acquisitions," an $11.6 million increase in capital expenditures (net of proceeds from disposals) and higher capital investments in certain non-consolidated entities during the Fiscal 2017 Period.

Financing Activities

As described further in Note 4—"Debt Obligations," on June 1, 2016, Regal Cinemas entered into a permitted secured refinancing agreement with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto (the "June 2016 Refinancing Agreement"). Pursuant to the June 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility under the Amended Senior Credit Facility, which had an aggregate principal balance of approximately $958.5 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $958.5 million with a final maturity date in April 2022. Together with other amounts provided by Regal Cinemas, proceeds of the term loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility. In connection with the execution of the June 2016 Refinancing

Agreement, the Company recorded a loss on debt extinguishment of approximately $1.5 million during the quarter ended June 30, 2016.

On December 2, 2016, Regal Cinemas entered into a permitted secured refinancing agreement (the “December 2016 Refinancing Agreement”) with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. Pursuant to the December 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility, which had an aggregate principal balance of approximately $956.1 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $956.1 million with a final maturity date in April 2022. Together with other amounts provided by Regal Cinemas, proceeds of the term loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility. In connection with the execution of the December 2016 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.4 million during the quarter ended December 31, 2016.

On June 6, 2017, Regal Cinemas entered into a permitted secured refinancing and incremental joinder agreement (the “June 2017 Refinancing Agreement”) with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. Pursuant to the June 2017 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility, which had an aggregate principal balance of approximately $953.7 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $953.7 million with a final maturity date in April 2022 (the “Refinanced Term Loans”). Together with other amounts provided by Regal Cinemas, proceeds of the Refinanced Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the existing term facility under the Amended Senior Credit Facility in effect immediately prior to the making of the Refinanced Term Loans.

Pursuant to the June 2017 Refinancing Agreement, Regal Cinemas also exercised the “accordion” feature under the Amended Senior Credit Facility to increase the aggregate amount of term loans thereunder by $150.0 million (the “2017 Accordion”). The “accordion” feature provides Regal Cinemas with the option to borrow additional term loans under the Amended Senior Credit Facility in an amount of up to $200.0 million, plus additional amounts as would not cause the consolidated total leverage ratio to exceed 3.00:1.00, in each case, subject to lenders providing additional commitments for such amounts and the satisfaction of certain other customary conditions. The entire $150.0 million under the 2017 Accordion was fully drawn on June 6, 2017 on the same terms as the Refinanced Term Loans (such amounts drawn, the “Incremental Term Loans”, and together with the Refinanced Term Loans, the “New Term Loans”). A portion of the proceeds of the Incremental Term Loans were used by Regal Cinemas to pay fees and expenses related to the June 2017 Refinancing Agreement, with the remainder to be used for general corporate purposes of Regal Cinemas and its subsidiaries.

The New Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Loans, with the balance payable on the maturity date of the New Term Loans. The June 2017 Refinancing Agreement also amends the Amended Senior Credit Facility by reducing the interest rate on the New Term Loans, by providing, at Regal Cinemas’ option, either a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin. Such applicable margin will be either 1.00% in the case of base rate loans or 2.00% in the case of LIBOR rate loans. The June 2017 Refinancing Agreement also provides for a 1% prepayment premium applicable in the event that Regal Cinemas enters into a refinancing or amendment of the New Term Loans on or prior to the six-month anniversary of the closing of the June 2017 Refinancing Agreement that, in either case, has the effect of reducing the interest rate on the New Term Loans. In connection with the execution of the June 2017 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.3 million during the quarter ended June 30, 2017.

As of June 30, 2017, we had approximately $1,102.5 million aggregate principal amount outstanding (net of debt discount) under the New Term Loans, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of June 30, 2017, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of June 30, 2017, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

During the Fiscal 2017 Period, Regal paid two quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $69.1 million in the aggregate. In addition, in connection with the conversion of 205,677 performance shares during the quarter ended June 30, 2017, the Company paid cumulative cash dividends of $3.64 (representing the sum of all cash dividends paid from January 8, 2014 through January 8, 2017) on each performance share converted, totaling approximately $0.7 million. Finally, on July 26, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on September 15, 2017, to stockholders of record on September 5, 2017. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows provided by (used in) financing activities were approximately $66.3 million and $(81.1) million for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively. The $147.4 million net increase in cash flows provided by financing activities during the Fiscal 2017 Period as compared to the Fiscal 2016 Period was primarily attributable to incremental borrowings under the Amended Senior Credit Facility in connection with the June 2017 Refinancing Agreement.

EBITDA

Net income attributable to controlling interest adjusted for interest expense, net, provision for income taxes and depreciation and amortization ("EBITDA") was approximately $135.6 million, $145.2 million, $306.3 million and $303.8 million for the Q2 2017 Period, the Q2 2016 Period, the Fiscal 2017 Period and the Fiscal 2016 Period, respectively.

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

	Q2 2017 Period	Q2 2016 Period	Fiscal 2017 Period	Fiscal 2016 Period
Net income attributable to controlling interest	$23.6	$33.5	$72.0	$74.2
Interest expense, net	31.1	32.3	61.8	64.8
Provision for income taxes	18.0	22.5	48.7	52.2
Depreciation and amortization	62.9	56.9	123.8	112.6
EBITDA	135.6	145.2	306.3	303.8
Interest expense, net	(31.1)	(32.3)	(61.8)	(64.8)
Provision for income taxes	(18.0)	(22.5)	(48.7)	(52.2)
Deferred income taxes	(3.2)	(0.4)	(7.7)	(4.6)
Changes in operating assets and liabilities	(148.0)	(46.2)	(46.7)	14.9
Loss on extinguishment of debt	1.3	1.5	1.3	1.5
Landlord contributions	23.6	21.6	49.9	43.8
Other items, net	(2.0)	(8.9)	15.2	(3.6)
Net cash provided by (used in) operating activities	$(41.8)	$58.0	$207.8	$238.8

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 31, 2016, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our Form 10-K and incorporated by reference herein. For a discussion of material changes outside the ordinary course of our business in our contractual cash obligations and commitments during the quarter ended June 30, 2017, please refer to “Liquidity and Capital Resources” above. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Under the terms of the Company’s effective interest rate swap agreement (which hedges an aggregate of $200.0 million of variable rate debt obligations as of June 30, 2017) described in Note 11 —"Derivative Instruments," Regal Cinemas pays interest at a fixed rate of 2.165% and receives interest at a variable rate.

As of June 30, 2017 and December 31, 2016, borrowings of $1,102.5 million (net of debt discount) and $954.7 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 3.40% (as of June 30, 2017) and 3.56% (as of December 31, 2016), after the impact of the interest rate swaps described in Note 11—"Derivative Instruments" is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Loans as of June 30, 2017, would increase or decrease interest expense by approximately $0.9 million for the quarter ended June 30, 2017.

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our Form 10-K.

Item 6. EXHIBITS

Exhibit Number	Description

4.1
Permitted Secured Refinancing and Incremental Joinder Agreement, dated as of June 6, 2017, by and among Regal Cinemas Corporation, the guarantors party thereto, Credit Suisse AG and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on June 8, 2017 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 30, 2017, filed on August 9, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: August 9, 2017	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer) and Chair of the Board of Directors

Date: August 9, 2017	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Permitted Secured Refinancing and Incremental Joinder Agreement, dated as of June 6, 2017, by and among Regal Cinemas Corporation, the guarantors party thereto, Credit Suisse AG and the lenders party thereto (filed as Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on June 8, 2017 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32	Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended June 30, 2017, filed on August 9, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text