Form 10-Q
period 2017-09-30
REGAL ENTERTAINMENT GROUP
filed 2017-11-08
CIK 1168696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐ No ☒

Class A Common Stock—133,307,114 shares outstanding at November 1, 2017

Class B Common Stock—23,708,639 shares outstanding at November 1, 2017

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189.5	$246.5
Trade and other receivables, net	57.8	155.1
Income tax receivable	15.3	—
Inventories	23.9	20.9
Prepaid expenses and other current assets	31.7	23.4
Assets held for sale	0.8	1.0
TOTAL CURRENT ASSETS	319.0	446.9
PROPERTY AND EQUIPMENT:
Land	154.8	131.2
Buildings and leasehold improvements	2,454.1	2,319.7
Equipment	1,133.5	1,065.7
Construction in progress	24.2	20.2
Total property and equipment	3,766.6	3,536.8
Accumulated depreciation and amortization	(2,269.4)	(2,146.7)
TOTAL PROPERTY AND EQUIPMENT, NET	1,497.2	1,390.1
GOODWILL	345.8	327.0
INTANGIBLE ASSETS, NET	44.6	46.0
DEFERRED INCOME TAX ASSET	56.2	56.3
OTHER NON-CURRENT ASSETS	409.4	379.4
TOTAL ASSETS	$2,672.2	$2,645.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$26.7	$25.5
Accounts payable	122.4	194.8
Accrued expenses	69.9	70.7
Deferred revenue	150.2	192.7
Interest payable	8.9	19.9
Income taxes payable	—	6.4
TOTAL CURRENT LIABILITIES	378.1	510.0
LONG-TERM DEBT, LESS CURRENT PORTION	2,342.2	2,197.1
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	78.0	84.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	6.8	6.9
NON-CURRENT DEFERRED REVENUE	408.1	412.3
OTHER NON-CURRENT LIABILITIES	314.2	273.5
TOTAL LIABILITIES	3,527.4	3,484.6
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 133,307,114 and 133,080,279 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital (deficit)	(931.6)	(934.4)
Retained earnings	76.1	96.5
Accumulated other comprehensive income (loss), net	0.1	(1.3)
TOTAL STOCKHOLDERS’ DEFICIT OF REGAL ENTERTAINMENT GROUP	(855.3)	(839.1)
Noncontrolling interest	0.1	0.2
TOTAL DEFICIT	(855.2)	(838.9)
TOTAL LIABILITIES AND DEFICIT	$2,672.2	$2,645.7
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Three Quarters Ended September 30, 2017	Three Quarters Ended September 30, 2016
REVENUES:
Admissions	$455.4	$525.3	$1,469.8	$1,546.8
Concessions	212.7	239.9	683.6	705.5
Other operating revenues	47.9	46.3	148.0	132.2
TOTAL REVENUES	716.0	811.5	2,301.4	2,384.5
OPERATING EXPENSES:
Film rental and advertising costs	236.8	275.6	778.4	832.0
Cost of concessions	28.1	31.3	89.5	90.1
Rent expense	107.0	107.3	319.2	321.1
Other operating expenses	227.4	226.3	665.9	652.6
General and administrative expenses (including share-based compensation of $2.4 and $2.5 for the quarters ended September 30, 2017 and 2016, respectively, and $6.9 and $6.6 for the three quarters ended September 30, 2017 and 2016, respectively)	19.9	20.5	65.4	62.6
Depreciation and amortization	62.4	58.5	186.2	171.1
Net loss on disposal and impairment of operating assets and other	11.9	4.8	15.8	10.6
TOTAL OPERATING EXPENSES	693.5	724.3	2,120.4	2,140.1
INCOME FROM OPERATIONS	22.5	87.2	181.0	244.4
OTHER EXPENSE (INCOME):
Interest expense, net	31.7	31.9	93.5	96.7
Loss on extinguishment of debt	—	—	1.3	1.5
Earnings recognized from NCM	(5.4)	(3.6)	(14.0)	(18.8)
Gain on sale of Open Road Films investment	(17.8)	—	(17.8)	—
Equity in income of non-consolidated entities and other, net	(10.0)	(12.6)	(26.7)	(33.0)
TOTAL OTHER EXPENSE (INCOME), NET	(1.5)	15.7	36.3	46.4
INCOME BEFORE INCOME TAXES	24.0	71.5	144.7	198.0
PROVISION FOR INCOME TAXES	12.6	29.2	61.3	81.4
NET INCOME	11.4	42.3	83.4	116.6
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	—	—	(0.1)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$11.4	$42.3	$83.4	$116.5
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 9):
Basic	$0.07	$0.27	$0.53	$0.75
Diluted	$0.07	$0.27	$0.53	$0.74
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	156,350	156,023	156,332	155,995
Diluted	156,878	156,864	156,955	156,759
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.66	$0.66
See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Three Quarters Ended September 30, 2017	Three Quarters Ended September 30, 2016
NET INCOME	$11.4	$42.3	$83.4	$116.6
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	0.4	(0.4)	(0.1)	(2.5)
Amounts reclassified to net income from interest rate swaps	0.2	0.9	1.4	2.9
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	—	—	(0.5)
Change in fair value of equity method investee interest rate swaps	0.1	0.2	0.1	(0.5)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	0.7	0.7	1.4	(0.6)
TOTAL COMPREHENSIVE INCOME, NET OF TAX	12.1	43.0	84.8	116.0
Comprehensive (income) loss attributable to noncontrolling interest, net of tax	—	—	—	(0.1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST, NET OF TAX	$12.1	$43.0	$84.8	$115.9

See accompanying notes to unaudited condensed consolidated financial statements.

REGAL ENTERTAINMENT GROUP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Quarters Ended September 30, 2017	Three Quarters Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83.4	$116.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186.2	171.1
Amortization of debt discount	0.2	0.2
Amortization of debt acquisition costs	3.6	3.5
Share-based compensation expense	6.9	6.6
Deferred income tax benefit	(0.7)	(2.9)
Net loss on disposal and impairment of operating assets and other	15.8	10.6
Equity in income of non-consolidated entities	(24.3)	(35.7)
Gain on sale of Open Road Films investment	(17.8)	—
Loss on extinguishment of debt	1.3	1.5
Gain on sale of available for sale securities	—	(1.0)
Non-cash gain on interest rate swaps	(0.3)	—
Non-cash rent income	(5.3)	(4.7)
Cash distributions on investments in other non-consolidated entities	8.4	0.1
Excess cash distribution on NCM shares	11.3	9.9
Landlord contributions	64.0	56.5
Proceeds from litigation settlement	1.9	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other receivables	83.6	111.8
Inventories	(2.2)	1.9
Prepaid expenses and other assets	(7.9)	(8.5)
Accounts payable	(64.5)	(122.1)
Income taxes payable	(6.5)	3.3
Deferred revenue	(53.0)	(56.2)
Accrued expenses and other liabilities	(28.5)	(15.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	255.6	247.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(175.5)	(155.1)
Proceeds from disposition of assets	13.1	1.3
Investment in non-consolidated entities	(11.1)	(8.7)
Net cash used for acquisitions	(171.6)	—
Change in other long-term assets	(3.1)	—
Proceeds from sale of Open Road Films investment	10.3	—
Proceeds from sale of available for sale securities	—	3.6
NET CASH USED IN INVESTING ACTIVITIES	(337.9)	(158.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(104.4)	(104.4)
Payments on long-term obligations	(15.7)	(17.0)
Landlord contributions received from lease financing arrangements	2.5	4.3
Cash paid for tax withholdings and other	(3.7)	(3.3)
Proceeds from Amended Senior Credit Facility	1,103.7	958.5
Payoff of Amended Senior Credit Facility	(953.7)	(958.5)
Payment of debt acquisition costs	(3.4)	(1.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25.3	(121.7)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(57.0)	(32.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	246.5	219.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189.5	$186.9
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$83.2	$76.8
Cash paid for interest, net of amounts capitalized	$101.9	$104.7
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$6.3	$9.9
Increase in property and equipment and other from lease financing arrangements	$3.2	$14.9
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

Regal operates one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,315 screens in 561 theatres in 43 states along with Guam, Saipan, American Samoa and the District of Columbia as of September 30, 2017.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of September 30, 2017, the unaudited condensed consolidated statements of income and comprehensive income for the quarters and three quarters ended September 30, 2017 and September 30, 2016, and the unaudited condensed consolidated statements of cash flows for the three quarters ended September 30, 2017 and September 30, 2016 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates. The December 31, 2016 unaudited condensed consolidated balance sheet information is derived from the 2016 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2016 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and three quarters ended September 30, 2017 are not necessarily indicative of the operating results that may be achieved for the full 2017 year.

2. ACQUISITIONS

On April 13, 2017, the Company completed the acquisition of two theatres with 41 screens located in Houston, Texas from Santikos Theaters, Inc. for an aggregate net cash purchase price of $29.8 million. In addition, on April 18, 2017, the Company purchased a parcel of land located in Montgomery County, Texas from an entity affiliated with Santikos Theaters, Inc. for a net cash purchase price of approximately $7.3 million. On May 18, 2017, the Company completed the acquisition of seven theatres with 93 screens located in Kansas and Oklahoma from Warren Theatres for an aggregate net cash purchase price, before post-closing adjustments, of $134.5 million. The Company incurred approximately $1.7 million in transaction costs associated with these acquisitions, which are reflected in "general and administrative expenses" in the accompanying unaudited condensed consolidated statements of income for the three quarters ended September 30, 2017.

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

Current assets	$2.1
Land	28.8
Buildings, equipment and leasehold improvements	115.7
Noncompete agreements	2.7
Goodwill (1)	26.2
Other assets	0.1
Current liabilities	(4.0)
Total purchase price	$171.6
________________________________
(1) Goodwill represents the excess aggregate purchase price over the amounts assigned to assets acquired, including intangible assets, and liabilities assumed and is fully deductible for tax purposes.

The results of operations of the acquired theatre operations have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates. The acquisitions contributed approximately $19.0 million and $34.2 million of total revenues for the quarter and three quarters ended September 30, 2017, respectively. Net income was an immaterial amount for the quarter and three quarters ended September 30, 2017.

The following unaudited pro forma results of operations for the three quarters ended September 30, 2017 and the quarter and three quarters September 30, 2016 assume the acquisitions occurred as of the beginning of fiscal 2016. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. Pro forma results for the quarter ended September 30, 2017 are not presented below because the results for the acquisitions are included in the September 30, 2017 unaudited condensed consolidated statement of income for the entire quarterly period.

(in millions, except per share data)	Quarter Ended September 30, 2016	Three Quarters Ended September 30, 2017	Three Quarters Ended September 30, 2016
Revenues	$836.5	$2,334.4	$2,458.9
Income from operations	88.1	181.4	247.2
Net income attributable to controlling interest	42.8	83.6	118.2
Diluted earnings per share	$0.27	$0.53	$0.8

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

Below is a summary of activity with National CineMedia included in the Company’s unaudited condensed consolidated financial statements as of and for the three quarters ended September 30, 2017 (in millions):

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended December 31, 2016	$162.0	$(425.0)	$—	$—	$—
Receipt of additional common units(1)	6.3	(6.3)	—	—	—
Receipt of excess cash distributions(2)	(8.2)	—	19.9	(11.7)	—
Receipt under tax receivable agreement(2)	(3.1)	—	7.6	(4.5)	—
Revenues earned under ESA(3)	—	—	12.7	—	(12.7)
Amortization of deferred revenue(4)	—	9.6	—	—	(9.6)
Equity income attributable to additional common units(5)	3.4	—	—	(3.4)	—
Change in interest loss(6)	(5.6)	—	—	5.6	—
Balance as of and for the period ended September 30, 2017	$154.8	$(421.7)	$40.2	$(14.0)	$(22.3)
 ________________________________

(1)
On March 16, 2017, we received from National CineMedia approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock price of NCM, Inc. as of the date on which the units were issued. With respect to the common units issued on March 16, 2017, the Company recorded an increase to its investment in National CineMedia of $6.3 million with a corresponding increase to deferred revenue. Such deferred revenue amount is being amortized to advertising revenue over the remaining term of the exhibitor services agreement, between RCI and National CineMedia ("ESA"), following the units of revenue method as described in (4) below. This transaction increased our ownership share in National CineMedia to approximately 27.6 million common units. On a fully diluted basis, we own a 17.9% interest in NCM, Inc. as of September 30, 2017.

(2)
During the three quarters ended September 30, 2017, the Company received $27.5 million in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $7.6 million received under the tax receivable agreement described in Note 4 to the 2016 Audited Consolidated Financial Statements of the Company). Approximately $11.3 million of these cash distributions received during the three quarters ended September 30, 2017 were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during the period and have been included as components of "Earnings recognized from NCM" in the accompanying unaudited condensed consolidated financial statements.

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $12.7 million for the three quarters ended September 30, 2017 pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments of $9.2 million for the three quarters ended September 30, 2017 for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements.

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

As of September 30, 2017, approximately $2.1 million and $0.7 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 31, 2016, approximately $2.8 million and $1.3 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this quarterly report on Form 10-Q (this "Form 10-Q"), no summarized financial information for National CineMedia was available for the quarterly period ended September 30, 2017. Summarized unaudited consolidated statements of income information for National CineMedia for the quarters and two quarters ended June 29, 2017 and June 30, 2016 is as follows (in millions):

	Quarter Ended June 29, 2017	Quarter Ended June 30, 2016	Two Quarters Ended June 29, 2017	Two Quarters Ended June 30, 2016
Revenues	$97.1	$115.4	$169.0	$191.6
Income from operations	28.3	46.5	33.4	52.3
Net loss	15.4	33.2	7.5	25.7

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

Regal holds a 46.7% economic interest in DCIP as of September 30, 2017 and a one-third voting interest along with each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company’s investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying unaudited condensed consolidated balance sheets.  The change in the carrying amount of our investment in DCIP for the three quarters ended September 30, 2017 is as follows (in millions):

Balance as of December 31, 2016	$193.2
Equity contributions	0.4
Equity in earnings of DCIP(1)	32.2
Receipt of cash distributions	(8.4)
Change in fair value of equity method investee interest rate swap transactions	0.1
Balance as of September 30, 2017	$217.5
 ________________________________

(1)
Represents the Company’s share of the net income of DCIP. Such amount is presented as a component of “Equity in income of non-consolidated entities and other, net” in the accompanying unaudited condensed consolidated statement of income.

In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. As of September 30, 2017, under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental, and accordingly, records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements, as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During each of the three quarters ended September 30, 2017 and September 30, 2016, the Company incurred total rent expense of approximately $4.0 million associated with the leased digital projection systems. Such rent expense is presented as a component of "Other operating expenses" in the Company's unaudited consolidated statements of income.

Summarized unaudited consolidated statements of operations information for DCIP for the quarters and three quarters ended September 30, 2017 and September 30, 2016 is as follows (in millions):

	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Three Quarters Ended September 30, 2017	Three Quarters Ended September 30, 2016
Net revenues	$40.0	$48.3	$132.5	$133.7
Income from operations	22.7	31.2	80.6	82.4
Net income	19.7	26.9	69.5	67.7

Investment in Open Road Films

On August 4, 2017, the Company sold all of its 50% equity interest in Open Road Films to a third party for total proceeds of approximately $14.0 million. In accordance with the purchase agreement, approximately $3.7 million of the net proceeds received were in satisfaction of various receivables and other amounts due to the Company related to film marketing services provided to Open Road Films prior to the closing date. As a result of the sale, the Company recorded a gain of approximately $17.8 million, representing the difference between the net proceeds received of $10.3 million (after satisfaction of the above amounts due the Company) and the carrying amount of the Company's investment in Open Road Films (approximately $(7.5) million) as of the closing date. Also effective with closing, the Company and Open Road Films entered into a new marketing agreement with respect to films released by Open Road Films after the closing date.

4. DEBT OBLIGATIONS

Debt obligations at September 30, 2017 and December 31, 2016 consist of the following (in millions):

	September 30, 2017	December 31, 2016
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$1,099.9	$954.7
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.22%, maturing in various installments through November 2028	91.4	97.1
Capital lease obligations, 7.8% to 10.7%, maturing in various installments through December 2030	7.6	9.2
Other	4.2	4.1
Total debt obligations	2,478.1	2,340.1
Less current portion	26.7	25.5
Less debt issuance costs, net of accumulated amortization of $21.1 and $18.5, respectively	24.4	25.8
Total debt obligations, less current portion and debt issuance costs	$2,427.0	$2,288.8

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

No amounts have been drawn on the Revolving Facility. As of September 30, 2017, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain owned real property. The obligations under the Amended Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain owned real property pursuant to that certain second amended and restated guaranty and collateral agreement, dated as of May 19, 2010, among Regal Cinemas, certain subsidiaries of Regal Cinemas party thereto and Credit Suisse AG (the “Amended Guaranty Agreement”). The obligations are further guaranteed by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

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

As of September 30, 2017 and December 31, 2016, borrowings of $1,099.9 million (net of debt discount) and $954.7 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 3.40% (as of September 30, 2017) and 3.56% (as of December 31, 2016), after the impact of the interest rate swaps described in Note 11—"Derivative Instruments" is taken into account.

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

Covenant Compliance—As of September 30, 2017, we were in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

5. INCOME TAXES

The provision for income taxes of $12.6 million and $29.2 million for the quarters ended September 30, 2017 and September 30, 2016, respectively, reflect effective tax rates of approximately 52.5% and 40.8%, respectively. The provision for income taxes of $61.3 million and $81.4 million for the three quarters ended September 30, 2017 and September 30, 2016, respectively, reflect effective tax rates of approximately 42.4% and 41.1%, respectively. The increase in the effective tax rate for the quarter and three quarters ended September 30, 2017 is primarily attributable to the nondeductible goodwill impairment charge of approximately $7.3 million recorded during the quarter ended September 30, 2017 described further in Note 12—"Fair Value of Financial Instruments." The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $23.5 million and $34.5 million as of September 30, 2017 and December 31, 2016, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the three quarters ended September 30, 2017, the valuation allowance was decreased by $11.0 million related to a reduction in certain state net operating losses in connection with the settlement of state tax positions.

Total unrecognized tax benefits at September 30, 2017 and December 31, 2016 were $6.2 million and $10.9 million, respectively. The total net unrecognized tax benefits that would affect the effective tax rate if recognized at September 30, 2017 and December 31, 2016 were $3.9 million and $5.4 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2017 and December 31, 2016, the Company has accrued gross interest and penalties of approximately $2.1 million and $1.8 million, respectively.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal or U.S. Territory examinations before 2014, and with limited exceptions, state examinations before 2012. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year. During the quarter ended September 30, 2017, the Company settled an Internal Revenue Service ("IRS") examination of its 2014 federal income tax return. The settlement did not have a material impact on the Company’s financial statements. Also during the quarter ended September 30, 2017, the Company was notified that the IRS would examine its 2015 federal tax return. The Company is in the process of providing information requested by the IRS with respect to such tax year. As the exam process is in the early stages, the Company has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax year under examination.

6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

Capital Stock

As of September 30, 2017, the Company’s authorized capital stock consisted of:

•500,000,000 shares of Class A common stock, par value $0.001 per share;
•200,000,000 shares of Class B common stock, par value $0.001 per share; and
•50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company’s initial public offering in May 2002. The Company’s Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of September 30, 2017, 133,307,114 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of September 30, 2017, all of which are beneficially owned by The Anschutz Corporation ("Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder’s Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of September 30, 2017. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described in Note 9 to the 2016 Audited Consolidated Financial Statements, incorporated by reference herein.

As of September 30, 2017, Anschutz owned 18,440,000 shares of our issued and outstanding Class A Common Stock, representing approximately 13.8% of our Class A common stock issued and outstanding, which together with the 23,708,639 shares of our Class B common stock owned by Anschutz, represents approximately 69.0% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock as of September 30, 2017.

Share Repurchase Program

During the quarter ended September 30, 2017, the Company's Board of Directors authorized a share repurchase program, which provided for the authorization of the Company to repurchase up to $50.0 million of its outstanding Class A common stock through the first quarter of 2019. Repurchases can be made at management's discretion from time to time as market conditions warrant, through open market purchases, privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital. The Company made no repurchases of its outstanding Class A common stock during the quarter ended September 30, 2017.

Warrants

No warrants to acquire the Company’s Class A or Class B common stock were outstanding as of September 30, 2017.

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

On May 9, 2012, the stockholders of Regal approved amendments to the Incentive Plan increasing the number of shares of Class A common stock authorized for issuance under the Incentive Plan by a total of 5,000,000 shares and extending the term of the Incentive Plan to May 9, 2022.  As of September 30, 2017, 3,776,946 shares remain available for future issuance under the Incentive Plan.

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

During the three quarters ended September 30, 2017, the Company withheld approximately 166,761 shares of restricted stock at an aggregate cost of approximately $3.6 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of 493,516 restricted stock awards.  In addition, during the three quarters ended September 30, 2017, 205,677 performance shares (originally granted on January 8, 2014) were effectively converted to shares of restricted common stock, as threshold performance goals for these awards were satisfied on January 8, 2017, the calculation date. These awards are scheduled to fully vest on January 8, 2018, the one year anniversary of the calculation date.

During the quarters ended September 30, 2017 and September 30, 2016, the Company recognized approximately $1.1 million and $1.2 million, respectively, of share-based compensation expense related to restricted share grants. During the three quarters ended September 30, 2017 and September 30, 2016, the Company recognized approximately $3.2 million and $3.1 million, respectively, of share-based compensation expense related to restricted share grants.  Such expense is presented as a component of "General and administrative expenses."  The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.  As of September 30, 2017, we have unrecognized compensation expense of $5.5 million associated with restricted stock awards, which is expected to be recognized through January 11, 2021.

The following table represents the restricted stock activity for the three quarters ended September 30, 2017:

Unvested shares at beginning of period	765,952
Granted during the period	217,366
Vested during the period	(493,516)
Forfeited during the period	(29,447)
Conversion of performance shares during the period	205,677
Unvested shares at end of period	666,032

During the three quarters ended September 30, 2017, the Company paid three cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.5 million. During the three quarters ended September 30, 2016, the Company paid three cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.6 million.

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

During each of the quarters ended September 30, 2017 and September 30, 2016, the Company recognized approximately $1.3 million of share-based compensation expense related to performance share grants. During the three quarters ended September 30, 2017 and September 30, 2016, the Company recognized approximately $3.7 million and $3.5 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses."  As of September 30, 2017, we have unrecognized compensation expense of $7.4 million associated with performance share units, which is expected to be recognized through January 11, 2021. During the three quarters ended September 30, 2017, 205,677 performance share awards (originally granted on January 8, 2014) were converted to shares of restricted common stock, as threshold performance goals for these awards were satisfied on January 8, 2017, the calculation date.

The following table summarizes information about the Company’s number of performance shares for the three quarters ended September 30, 2017:

Unvested shares at beginning of period	698,709
Granted (based on target) during the period	235,356
Cancelled/forfeited during the period	(28,333)
Conversion to restricted shares during the period	(205,677)
Unvested shares at end of period	700,055

In connection with the conversion of the above 205,677 performance shares, during the three quarters ended September 30, 2017, the Company paid cumulative cash dividends of $3.64 (representing the sum of all cash dividends paid from January 8, 2014 through January 8, 2017) on each performance share converted, totaling approximately $0.7 million.  The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.4 million shares of restricted stock could be issued if the performance criteria maximums are met.

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

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified United Artists Theatre Circuit, Inc. (“UATC”), an indirect, wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, UATC filed a petition with the State Water Resources Control Board (“the State Board”) for review of the Regional Board’s order. The State Board failed to act on the petition and hence by operation of law it was deemed denied, and UATC filed a petition for writ of mandamus with the California Superior Court seeking review and modification of the order. On September 29, 2017, the Superior Court ruled in UATC’s favor and granted its Petition for a Writ of Mandamus challenging the cleanup and abatement order, and remanded the matter to the Regional Board for further proceedings in light of the Superior Court’s opinion. At this point, it is not known whether the Regional Board will appeal the court’s ruling or whether it will attempt to include UATC in a new order upon remand. In either case, UATC intends to continue to vigorously defend this matter. UATC has been cooperating with the Regional Board while it appeals the Regional Board's cleanup and abatement order. To that end, UATC and the current property owner jointly submitted, and on October 27, 2015, the Regional Board approved, a Remedial Action Plan (“RAP”) to remediate the dry-cleaner contamination. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

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

In situations where management believes that a loss arising from judicial, administrative, regulatory and arbitration proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $3.3 million and $3.5 million as of September 30, 2017 and December 31, 2016, respectively. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

8. RELATED PARTY TRANSACTIONS

During each of the quarters ended September 30, 2017 and September 30, 2016, Regal Cinemas received less than $0.1 million from an Anschutz affiliate for rent and other expenses related to a theatre facility. During the three quarters ended September 30, 2017 and September 30, 2016, Regal Cinemas received approximately $0.2 million and $0.1 million, respectively, from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the quarters ended September 30, 2017 and September 30, 2016, the Company received approximately $0.1 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California. During each of the three quarters ended September 30, 2017 and September 30, 2016, the Company received approximately $0.5 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Quarter Ended September 30, 2017		Quarter Ended September 30, 2016		Three Quarters Ended September 30, 2017		Three Quarters Ended September 30, 2016
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$9.7	$1.7	$35.9	$6.4	$70.8	$12.6	$98.8	$17.7
Denominator:
Weighted average common shares outstanding (in thousands)	132,641	23,709	132,314	23,709	132,623	23,709	132,286	23,709
Basic earnings per share	$0.07	$0.07	$0.27	$0.27	$0.53	$0.53	$0.75	$0.75
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$9.7	$1.7	$35.9	$6.4	$70.8	$12.6	$98.8	$17.7
Reallocation of earnings as a result of conversion of Class B to Class A shares	1.7	—	6.4	—	12.6	—	17.7	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	—	—	—	—	—	—	(0.1)
Allocation of earnings	$11.4	$1.7	$42.3	$6.4	$83.4	$12.6	$116.5	$17.6
Denominator:
Number of shares used in basic computation (in thousands)	132,641	23,709	132,314	23,709	132,623	23,709	132,286	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—	23,709	—
Restricted stock and performance shares	528	—	841	—	623	—	764	—
Number of shares used in per share computations (in thousands)	156,878	23,709	156,864	23,709	156,955	23,709	156,759	23,709
Diluted earnings per share	$0.07	$0.07	$0.27	$0.27	$0.53	$0.53	$0.74	$0.74

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company's adoption of ASU 2016-09 had the impact of reducing income tax expense by approximately $1.3 million pertaining to excess tax benefits related to vesting of 493,516 restricted stock awards and to a lesser extent, dividends paid on restricted stock during the three quarters ended September 30, 2017. Historically, such excess tax benefits would have been recorded as a component of additional paid-in capital.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 in connection with its interim goodwill impairment test performed during the quarter ended September 30, 2017 as further described in Note 12—"Fair Value of Financial Instruments."

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

The Company believes that the adoption of ASU 2014-09 and its related ASU amendments will primarily impact its accounting for its (i) loyalty program, (ii) gift cards and bulk tickets, including commissions paid to third parties, (iii) customer incentives, (iv) the classification of internet ticketing surcharges and (v) amounts recorded as deferred revenue and the method of amortization for the advanced payment received in connection with the 2007 National CineMedia ESA modification and subsequent receipts of common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement. While we do not believe the adoption of ASU 2014-09 will have a material impact on our net income or cash flows from operations, we do expect the standard to materially impact the timing and classification of revenues and related expenses in the following key areas:

•
First, we believe the advanced payment received in connection with the 2007 National CineMedia ESA modification and subsequent receipts of common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement, each as described in Note 3—"Investments," include a significant financing component under ASU 2014-09 and expect that as a result, advertising revenues will increase materially with a similar offsetting increase in non-cash interest expense beginning in fiscal year 2018. Currently, the Company utilizes the units of revenue method to amortize such amounts and will change its amortization to a straight-line method under ASU 2014-09. We do not expect these changes to have a material impact on our net income or cash flows from operations.

•
Second, under ASU 2014-09, the Company expects to record internet ticketing surcharge fees based on the gross transaction price as opposed to current accounting where we record such fees net of third-party commission or service fees. This change will have the effect of materially increasing other operating revenues and other operating expenses, but will have no impact on net income or cash flows from operations.

•
Third, with respect to our gift card and bulk ticket programs, the adoption of ASU 2014-09 is not expected to have a material impact on the annual revenue we currently recognize from these programs, but it will change the method in which we recognize revenue from gift cards and bulk tickets. The Company currently recognizes revenue associated with gift cards and bulk tickets when redeemed, or when the likelihood of redemption becomes remote. We currently recognize unredeemed gift cards and bulk tickets as revenue (known as "breakage" in our industry) based on historical experience, when the likelihood of redemption is remote. Under ASU 2014-09, the Company expects to recognize revenue from unredeemed gift cards and bulk tickets following the proportional method where revenue is recognized in proportion to the pattern of rights exercised by the customer when the Company expects to be entitled to breakage and that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts. With respect to gift card commissions paid to third parties, under ASU 2014-09, the Company will begin to amortize the commission fees over the expected redemption period as opposed to current accounting where such gift card commissions are expensed as incurred. We do not expect these changes to have a material impact on our net income or cash flows from operations.

•
Finally, with respect to other areas impacted by ASU 2014-09 such as our loyalty program and customer incentives, we do not expect those accounting changes to have a material impact on our net income or cash flows from operations.

The Company is currently finalizing its review of ASU 2014-09 and its related ASU amendments to determine necessary adjustments to existing accounting policies and to support an evaluation of the overall impact on the Company’s consolidated results of operations and financial condition.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to simplify and amend the application of hedge accounting to more clearly portray the economics of an entity’s risk management strategies in its financial statements. ASU 2017-12 also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date.  The Company is evaluating the impact that ASU 2017-12 will have on its consolidated financial statements and related disclosures.

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

Below is a summary of Regal Cinemas' current interest rate swap agreements as of September 30, 2017:

Nominal Amount	Effective Date	Fixed Rate	Receive Rate	Expiration Date	Designated as Cash Flow Hedge	Gross Fair Value at September 30, 2017	Balance Sheet Location
$200.0 million	June 30, 2015	2.165%	1-month LIBOR	June 30, 2018	No	$(1.2) million	See Note 12
$250.0 million	June 30, 2018	1.908%	1-month LIBOR	June 30, 2022	Yes	$0.4 million	See Note 12
$200.0 million	December 31, 2018	1.900%	1-month LIBOR	December 31, 2021	Yes	$0.4 million	See Note 12

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

In connection with the June 2017 Refinancing Agreement described further in Note 4—"Debt Obligations,” no amendment or modification was made to the Company's interest swap agreement expiring on June 30, 2018 (originally designated to hedge $200.0 million of variable rate debt obligations). As a result, the interest rate swap no longer met the highly effective qualification for cash flow hedge accounting and accordingly, the remaining hedge relationship was de-designated effective June 6, 2017. Since the interest rate swap no longer qualifies for cash flow hedge accounting treatment, the change in its fair value since de-designation is recorded on the Company’s unaudited condensed consolidated balance sheet as an asset or liability with the interest rate swap's gain or loss reported as a component of interest expense during the period of change. We estimate that $0.9 million of deferred pre-tax losses attributable to this interest rate swap will be reclassified into earnings as interest expense through June 30, 2018 as the underlying hedged transaction occurs.

As detailed in the table above, on August 9, 2017, Regal Cinemas entered into two additional hedging relationships via two distinct interest rate swap agreements with effective dates beginning on June 30, 2018 and December 31, 2018 and maturity terms ending on June 30, 2022 and December 31, 2021, respectively. These swaps were designated as cash flow hedges and will require Regal Cinemas to pay interest at fixed rates ranging from 1.90% to 1.908% and receive interest at a variable rate. The interest rate swaps are designated to hedge $450.0 million of variable rate debt obligations.

The following tables show the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive loss to interest expense for the periods indicated (in millions):

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Three Quarters Ended September 30, 2017	Three Quarters Ended September 30, 2016
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.7	$(0.6)	$(0.1)	$(4.1)

	Pre-tax Amounts Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net
	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Three Quarters Ended September 30, 2017	Three Quarters Ended September 30, 2016
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.4	$1.5	$2.3	$4.9

The changes in accumulated other comprehensive loss, net associated with the Company’s interest rate swap arrangements for the quarters and three quarters ended September 30, 2017 and September 30, 2016 were as follows (in millions):

	Interest Rate Swaps
	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016
Accumulated other comprehensive loss, net, beginning of period	$(0.7)	$(2.8)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $0.3 and $0.2, respectively	0.4	(0.4)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $0.2 and $0.6, respectively	0.2	0.9
Accumulated other comprehensive loss, net, end of period	$(0.1)	$(2.3)

	Interest Rate Swaps
	Three Quarters Ended September 30, 2017	Three Quarters Ended September 30, 2016
Accumulated other comprehensive loss, net, beginning of period	$(1.4)	$(2.7)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $0 and $1.6, respectively	(0.1)	(2.5)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $0.9 and $2.0, respectively	1.4	2.9
Accumulated other comprehensive loss, net, end of period	$(0.1)	$(2.3)

The following table sets forth the effect of our interest rate swap arrangements on our unaudited condensed statements of income for the quarters and three quarters ended September 30, 2017 and September 30, 2016 (in millions):

	Pre-tax Gain (Loss) Recognized in Interest Expense, net
	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Three Quarters Ended September 30, 2017	Three Quarters Ended September 30, 2016
Derivatives designated as cash flow hedges (ineffective portion):
Interest rate swaps(1)	$—	$0.5	$0.7	$2.0

Derivatives not designated as cash flow hedges:
Interest rate swap(2)	$0.4	$—	$0.6	$—
 ________________________________

(1)	Amounts represent the ineffective portion of the change in fair value of the hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements.

(2)
Amounts represent the change in fair value of the former hedging derivative and is recorded as a reduction of interest expense in the consolidated financial statements subsequent to the de-designation date of June 6, 2017.

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

The following tables summarize the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

			Fair Value Measurements at September 30, 2017
	Balance Sheet Location	Total Carrying Value at September 30, 2017	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in millions)
Assets:
Interest rate swaps designated as cash flow hedges (1)	Other Non-Current Assets	$0.9	$—	$0.9	$—
Total assets at fair value		$0.9	$—	$0.9	$—
Liabilities:
Interest rate swap designated as cash flow hedge(1)	Accrued Expenses	$0.1	$—	$0.1	$—
Interest rate swap not designated as cash flow hedge (1)	Accrued Expenses	$1.2	$—	$1.2	$—
Total liabilities at fair value		$1.3	$—	$1.3	$—

		Total Carrying Value at December 31, 2016	Fair Value Measurements at December 31, 2016
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Liabilities:
Interest rate swap designated as cash flow hedge(1)	Accrued Expenses	$2.3	$—	$2.3	$—
Interest rate swap designated as cash flow hedge(1)	Other Non-Current Liabilities	$0.7	$—	$0.7	$—
Total liabilities at fair value		$3.0	$—	$3.0	$—
 ________________________________

(1)
The fair value of the Company’s interest rate swaps described in Note 11—"Derivative Instruments" is based on Level 2 inputs, which include observable inputs such as dealer quoted prices for similar assets or liabilities, and represents the estimated amount Regal Cinemas would receive or pay to terminate the agreement taking into consideration various factors, including current interest rates, credit risk and counterparty credit risk. The counterparty to the Company’s interest rate swaps is a major financial institution. The Company evaluates the bond rating of the financial institution and believes that credit risk is at an acceptably low level.

There were no changes in valuation techniques during the period.  There were no transfers in or out of Level 3 during the three quarters ended September 30, 2017 and September 30, 2016, respectively.

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $7.0 million and $6.4 million, respectively, for the three quarters ended September 30, 2017 and September 30, 2016.  The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. After considering various industry specific factors, the Company conducted an interim goodwill impairment assessment during the quarter ended September 30, 2017, which indicated that the carrying value of one of its reporting units exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of approximately $7.3 million. Also, during the quarter ended September 30, 2017, the Company recorded a favorable lease impairment charge of approximately $1.4 million related to a theatre scheduled to be closed. The Company did not record an impairment of any other intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method for the quarters and three quarters ended September 30, 2017 and September 30, 2016.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 4—"Debt Obligations," which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of September 30, 2017 and December 31, 2016. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023 were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of September 30, 2017 and December 31, 2016. The aggregate carrying values and fair values of long-term debt at September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Carrying value	$2,374.9	$2,229.7
Fair value	$2,406.0	$2,287.1

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET

The following tables present for the three quarters ended September 30, 2017 and September 30, 2016, respectively, the change in accumulated other comprehensive loss, net of tax, by component (in millions):

	Interest rate swaps	Equity method investee interest rate swaps	Total
Balance as of December 31, 2016	$(1.4)	$0.1	$(1.3)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transaction	(0.1)	—	(0.1)
Amounts reclassified to net income from interest rate swap	1.4	—	1.4
Change in fair value of equity method investee interest rate swaps	—	0.1	0.1
Total other comprehensive income (loss), net of tax	1.3	0.1	1.4
Balance as of September 30, 2017	$(0.1)	$0.2	$0.1

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of December 31, 2015	$(2.7)	$0.5	$0.1	$(2.1)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(2.5)	—	—	(2.5)
Amounts reclassified to net income from interest rate swaps	2.9	—	—	2.9
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.5)	—	(0.5)
Change in fair value of equity method investee interest rate swaps	—	—	(0.5)	(0.5)
Total other comprehensive income (loss), net of tax	0.4	(0.5)	(0.5)	(0.6)
Balance as of September 30, 2016	$(2.3)	$—	$(0.4)	$(2.7)

14. SUBSEQUENT EVENTS

Declaration of Quarterly Dividend

On October 24, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 15, 2017, to stockholders of record on December 4, 2017.

Amended and Restated Performance Share Agreements and Amended and Restated Employment Agreements

Based on the recommendations of the Compensation Committee of the Board of Directors and our outside compensation consultant, Pay Governance, the Company amended and restated the Performance Agreements to amend the number of shares of Common Stock that are to be vested in the event of termination of employment upon death, disability or a change of control. The changes to the Performance Agreements will apply to all existing performance share grants as well as any future performance share grants.  Contemporaneously with the amendment and restatement of the Performance Agreements, the Board of Directors approved changes to the employment agreements with our named executive officers.

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

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries. We operate one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,315 screens in 561 theatres in 43 states along with Guam, Saipan, American Samoa and the District of Columbia as of September 30, 2017. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our Form 10-K and incorporated by reference herein.  As of September 30, 2017, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 31, 2016, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of our Form 10-K and incorporated herein by reference.

Our business strategy is predicated on our ability to allocate capital effectively to enhance value for our stockholders. This strategy focuses on enhancing our position in the motion picture exhibition industry by capitalizing on prudent industry consolidation and partnership opportunities, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and realizing selective growth opportunities through new theatre construction. Our business strategy should enable us to continue to produce the free cash flow necessary to maintain a prudent allocation of our capital among dividend payments, debt service and repayment and investment in our theatre assets, all to provide meaningful value to our stockholders. During the three quarters ended September 30, 2017 (the "Fiscal 2017 Period"), we continued to make progress with respect to our business strategy as follows:

•
We demonstrated our commitment to providing incremental value to our stockholders.  Total cash dividends paid to our stockholders during the Fiscal 2017 Period totaled approximately $104.4 million. In addition, during the Fiscal 2017 Period, the Company's Board of Directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock through the first quarter of 2019. The Company made no repurchases of its outstanding Class A common stock during the Fiscal 2017 Period.

•
We continued to embrace innovative concepts that generate incremental revenue and cash flows for the Company and deliver a premium movie-going experience for our customers on several complementary fronts:

◦
First, we continued to improve customer amenities, primarily through the installation of luxury reclining seats. With respect to our luxury reclining seating initiative, as of September 30, 2017, we offered luxury reclining seating in 1,833 auditoriums at 151 theatre locations. We expect to install luxury reclining seating in approximately 40-45 locations during 2017 and expect to outfit approximately 45% of the total screens in our circuit by the end of 2019. The costs of these conversions in some cases are partially covered by investments from our theatre landlords.

◦
Second, to address consumer trends and customer preferences, we have continued to expand our menu of food and alcoholic beverage products to an increasing number of attendees. The enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results, and we expect to continue to invest in such offerings in our theatres. As of September 30, 2017, we offered an expanded menu of food in 255 locations (reaching 59% of our attendees) and alcoholic beverages in 172 locations (reaching 36% of our attendees), and we expect to offer an expanded menu of food in approximately 270 locations and alcoholic beverages in approximately 200 locations by the end of 2017.

◦
Third, we continued to implement various customer engagement initiatives aimed at delivering a premium movie-going experience for our customers in order to better compete for patrons and build brand loyalty. For example, we maintain a frequent moviegoer loyalty program, named the Regal Crown Club®, to actively engage our core customers. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres. During 2016, we completed the national rollout of the new Regal Crown Club®. Members of the enhanced program can earn unlimited credits and can redeem such credits for movie tickets, concession items and movie memorabilia at the theatre or in an online reward center where members can select the rewards of their choice. We believe these changes allow us to offer more relevant offers to our members and increase customer engagement in the program. As of September 30, 2017, approximately 14.2 million members swiped their Regal Crown Club® card in the previous 18 months. The Regal Crown Club® is the largest loyalty program in our industry.

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

•
We continued to actively manage our asset base during the Fiscal 2017 Period by completing the acquisitions of nine theatres with 134 screens. These acquisitions enhance our presence in three U.S. states and contributed to approximately $34.2 million, or 1.5%, of total revenues during the Fiscal 2017 Period. See Note 2—"Acquisitions" for further discussion of these acquisitions. In addition, we opened two new theatres with 26 screens, closed 11 theatres with 112 screens (including the temporary closure of three theatres with 42 screens impacted by a hurricane), ending the Fiscal 2017 Period with 561 theatres and 7,315 screens.

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

Recent Developments

On October 24, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 15, 2017, to stockholders of record on December 4, 2017.

Based on the recommendations of the Compensation Committee of the Board of Directors and our outside compensation consultant, Pay Governance, the Company amended and restated the Performance Agreements to amend the number of shares of Common Stock that are to be vested in the event of termination of employment upon death, disability or a change of control. The changes to the Performance Agreements will apply to all existing performance share grants as well as any future performance share grants.  Contemporaneously with the amendment and restatement of the Performance Agreements, the Board of Directors approved changes to the employment agreements with our named executive officers.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s third quarter of 2017 were estimated to have decreased by approximately 15 percent per screen in comparison to the third quarter of 2016. The industry’s box office results for the third quarter of 2017 were negatively impacted by weaker than expected attendance generated by the overall film slate during the third quarter of 2017, particularly during the month of August 2017, which had only nine wide releases compared to twelve wide releases during the month of August 2016.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended September 30, 2017 (the "Q3 2017 Period"), the quarter ended September 30, 2016 (the "Q3 2016 Period"), the Fiscal 2017 Period, and the three quarters ended September 30, 2016 (the "Fiscal 2016 Period") (dollars in millions, except average ticket prices and average concessions per patron):

	Q3 2017 Period		Q3 2016 Period		Fiscal 2017 Period		Fiscal 2016 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$455.4	63.6%	$525.3	64.7%	$1,469.8	63.9%	$1,546.8	64.9%
Concessions	212.7	29.7	239.9	29.6	683.6	29.7	705.5	29.6
Other operating revenues	47.9	6.7	46.3	5.7	148.0	6.4	132.2	5.5
Total revenues	716.0	100.0	811.5	100.0	2,301.4	100.0	2,384.5	100.0
Operating expenses:
Film rental and advertising costs(1)	236.8	52.0	275.6	52.5	778.4	53.0	832.0	53.8
Cost of concessions(2)	28.1	13.2	31.3	13.0	89.5	13.1	90.1	12.8
Rent expense(3)	107.0	14.9	107.3	13.2	319.2	13.9	321.1	13.5
Other operating expenses(3)	227.4	31.8	226.3	27.9	665.9	28.9	652.6	27.4
General and administrative expenses (including share-based compensation expense of $2.4 and $2.5 for the Q3 2017 Period and the Q3 2016 Period, respectively and $6.9 and $6.6 for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively)(3)	19.9	2.8	20.5	2.5	65.4	2.8	62.6	2.6
Depreciation and amortization(3)	62.4	8.7	58.5	7.2	186.2	8.1	171.1	7.2
Net loss on disposal and impairment of operating assets(3)	11.9	1.7	4.8	0.6	15.8	0.7	10.6	0.4
Total operating expenses(3)	693.5	96.9	724.3	89.3	2,120.4	92.1	2,140.1	89.8
Income from operations(3)	22.5	3.1	87.2	10.7	181.0	7.9	244.4	10.2
Interest expense, net(3)	31.7	4.4	31.9	3.9	93.5	4.1	96.7	4.1
Loss on extinguishment of debt(3)	—	—	—	—	1.3	0.1	1.5	0.1
Earnings recognized from NCM(3)	(5.4)	0.8	(3.6)	0.4	(14.0)	0.6	(18.8)	0.8
Gain on sale of Open Road Films investment(3)	(17.8)	2.5	—	—	(17.8)	0.8	—	—
Equity in income of non-consolidated entities and other, net(3)	(10.0)	1.4	(12.6)	1.6	(26.7)	1.2	(33.0)	1.4
Provision for income taxes(3)	12.6	1.8	29.2	3.6	61.3	2.7	81.4	3.4
Net income attributable to controlling interest(3)	$11.4	1.6	$42.3	5.2	$83.4	3.6	$116.5	4.9
Attendance (in thousands)	44,687	*	54,513	*	145,483	*	159,056	*
Average ticket price(4)	$10.19	*	$9.64	*	$10.10	*	$9.72	*
Average concessions per patron(5)	$4.76	*	$4.40	*	$4.70	*	$4.44	*
_______________________________________________________________________
*            Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Admissions

During the Q3 2017 Period, total admissions revenue decreased $69.9 million, or 13.3%, to $455.4 million, from $525.3 million in the Q3 2016 Period. An 18.0% decrease in attendance (approximately $94.5 million of total admissions revenues), partially offset by a 5.7% increase in average ticket prices (approximately $24.6 million of total admissions revenues) led to the overall decrease in the Q3 2017 Period admissions revenues. Attendance for the Q3 2017 Period in comparison to that of the Q3 2016 Period was negatively impacted by weaker than expected attendance generated by the overall film slate during the Q3 2017 Period, particularly during the month of August 2017, which had only nine wide releases compared to twelve wide releases during the month of August 2016. For the Q3 2017 Period, the 5.7% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews (particularly at locations featuring luxury reclining seats) and an increase in the percentage of adult-priced tickets sold during the quarter. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was approximately 100 basis points less than the industry’s per screen results for the Q3 2017 Period as compared to the Q3 2016 Period. We are optimistic that the industry's investment in new theatres and customer amenities and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given quarter.

Total admissions revenues decreased $77.0 million, or 5.0%, during the Fiscal 2017 Period to $1,469.8 million, from $1,546.8 million in the Fiscal 2016 Period. An 8.5% decrease in attendance (approximately $132.3 million of total admissions revenues), partially offset by a 3.9% increase in average ticket prices (approximately $55.3 million of total admissions revenues), led to the net decline in the Fiscal 2017 Period admissions revenues. Attendance during the Fiscal 2017 Period in comparison to that of the Fiscal 2016 Period was negatively impacted by weaker than expected attendance generated by the overall film slate during the Fiscal 2017 Period, particularly during the month of August 2017, which had only nine wide releases compared to twelve wide releases during the month of August 2016. The 3.9% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews.

Concessions

During the Q3 2017 Period, total concessions revenues decreased $27.2 million, or 11.3%, to $212.7 million, from $239.9 million in the Q3 2016 Period. Average concessions revenues per patron during the Q3 2017 Period increased 8.2% to $4.76, from $4.40 in the Q3 2016 Period. The 18.0% decrease in attendance (approximately $43.3 million of total concessions revenues), partially offset by the 8.2% increase in average concessions revenues per patron (approximately $16.1 of total concessions revenues), led to the overall decrease in the Q3 2017 Period concessions revenues. The increase in average concessions revenues per patron for the Q3 2017 Period was primarily attributable to selective price increases, an increase in beverage and popcorn sales volume, and the continued rollout of our expanded food and alcohol menu.

Total concessions revenues decreased $21.9 million, or 3.1%, to $683.6 million in the Fiscal 2017 Period, from $705.5 million in the Fiscal 2016 Period. Average concessions revenues per patron during the Fiscal 2017 Period increased 5.9%, to $4.70, from $4.44 in the Fiscal 2016 Period. The 8.5% decrease in attendance (approximately $59.7 million of total concessions revenues), partially offset by the 5.9% increase in average concessions revenues per patron (approximately $37.8 million of total concessions revenues) led to the net decrease in the Fiscal 2017 Period concessions revenues. The increase in average concessions revenues per patron for the Fiscal 2017 Period was primarily attributable to selective price increases, an increase in popcorn sales volume, and the continued rollout of our expanded food and alcohol menu.

Other Operating Revenues

During the Q3 2017 Period, other operating revenues     increased $1.6 million, or 3.5%, to $47.9 million, from $46.3 million in the Q3 2016 Period. Included in other operating revenues are revenues from our vendor marketing programs, other theatre revenues (consisting primarily of internet ticketing surcharges, theatre rentals and arcade games), theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire) and revenues related to our gift card and bulk ticket programs. The increase in other operating revenues during the Q3 2017 Period was due to an increase in internet ticketing surcharges (approximately $3.0 million), partially offset by a decrease in revenues from our vendor marketing programs (approximately $1.3 million).

Other operating revenues increased $15.8 million, or 12.0%, to $148.0 million during the Fiscal 2017 Period, from $132.2 million in the Fiscal 2016 Period. The increase in other operating revenues during the Fiscal 2017 Period was due to an increase in internet ticketing surcharges (approximately $7.7 million), an increase in revenues from our vendor marketing programs (approximately $4.8 million), increased revenues related to our gift card and bulk ticket programs (approximately $1.7 million), and incremental National CineMedia revenues (approximately $1.0 million).

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues for the Q3 2017 Period decreased to 52.0% from 52.5% in the Q3 2016 Period. Film rental and advertising costs as a percentage of admissions revenues for the Fiscal 2017 Period decreased to 53.0% from 53.8% in the Fiscal 2016 Period. The decrease in film rental and advertising costs as a percentage of admissions revenues during the Q3 2017 Period was primarily attributable to lower film costs associated with the lackluster results generated by the overall film slate exhibited during the quarter. The decrease in film rental and advertising costs as a percentage of admissions revenues during the Fiscal 2017 Period was primarily attributable to weaker than expected attendance generated by the overall film slate during the Fiscal 2017 Period

Cost of Concessions

 Cost of concessions decreased $3.2 million, or 10.2%, to $28.1 million during the Q3 2017 Period, from $31.3 million in the Q3 2016 Period. Cost of concessions decreased $0.6 million, or 0.7%, to $89.5 million during the Fiscal 2017 Period, from $90.1 million in the Fiscal 2016 Period. Cost of concessions as a percentage of concessions revenues for the Q3 2017 Period was approximately 13.2% compared to 13.0% during the Q3 2016 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2017 Period was approximately 13.1% compared to 12.8% in the Fiscal 2016 Period. The increase in cost of concessions as a percentage of concessions revenues during the Q3 2017 Period and the Fiscal 2017 Period was primarily related to increases in packaged goods and raw material costs and the impact of incremental expanded food and alcohol sales during such periods, partially offset by selective price increases during such periods.

Rent Expense

Rent expense decreased $0.3 million, or 0.3%, to $107.0 million during the Q3 2017 Period, from $107.3 million in the Q3 2016 Period. During the Fiscal 2017 Period, rent expense totaled $319.2 million, a decrease of $1.9 million, or 0.6%, from $321.1 million in the Fiscal 2016 Period. Rent expense during the Q3 2017 Period and the Fiscal 2017 Period was primarily impacted by the permanent closure of 12 theatres with 115 screens subsequent to the end of the Q3 2016 Period along with reductions in contingent rent, partially offset by incremental rent from the opening of two new theatres with 28 screens and the acquisition of nine theatres with 134 screens subsequent to the end of the Q3 2016 Period.

Other Operating Expenses

Other operating expenses of $227.4 million during the Q3 2017 Period increased $1.1 million, or 0.5%, from $226.3 million in the Q3 2016 Period. The increase in other operating expenses during the Q3 2017 Period was primarily due to an increase in other operating expenses from the Fiscal 2017 Period acquisitions (approximately $6.9 million), partially offset by a decrease in theatre-level payroll and benefit costs (approximately $4.4 million), decreased costs associated with lower premium format film revenues (approximately $1.2 million) and reductions in non-rent occupancy and other costs (approximately $0.4 million) during the Q3 2017 Period.

During the Fiscal 2017 Period, other operating expenses increased $13.3 million, or 2.0%, to $665.9 million, from $652.6 million in the Fiscal 2016 Period. The increase in other operating expenses during the Fiscal 2017 Period was primarily due to an increase in other operating expenses from the Fiscal 2017 Period acquisitions (approximately $10.8 million), increases in in non-rent occupancy and other costs (approximately $6.5 million) and increased theatre-level payroll and benefit costs (approximately $0.4 million), partially offset by decreased costs associated with lower premium format film revenues (approximately $4.4 million) during the Fiscal 2017 Period.

General and Administrative Expenses

For the Q3 2017 Period, general and administrative expenses decreased $0.6 million, or 2.9%, to $19.9 million as compared to $20.5 million in the Q3 2016 Period. General and administrative expenses increased $2.8 million, or 4.5%, to $65.4 million during the Fiscal 2017 Period, from $62.6 million in the Fiscal 2016 Period. During the Q3 2017 Period, the decrease in general and administrative expenses was primarily attributable to lower legal and professional fees (approximately $2.2 million), partially offset by higher non-personnel costs ($0.8 million), higher acquisition related expenses (approximately $0.7 million) and slightly higher corporate payroll costs (approximately $0.2 million). The increase in general and administrative expenses during the Fiscal 2017 Period was primarily attributable to higher acquisition related expenses (approximately $1.7 million), higher non-personnel costs ($1.3 million), higher corporate payroll costs (approximately $1.1 million) and increased share-based compensation expense (approximately $0.3 million), partially offset by lower legal and professional fees (approximately $1.6 million).

Depreciation and Amortization

Depreciation and amortization expense increased $3.9 million, or 6.7%, to $62.4 million during the Q3 2017 Period, from $58.5 million in the Q3 2016 Period. During the Fiscal 2017 Period, depreciation and amortization expense increased $15.1 million, or 8.8%, to $186.2 million, from $171.1 million in the Fiscal 2016 Period. The increase in depreciation and amortization expense during the Q3 2017 Period and the Fiscal 2017 Period was primarily related to incremental depreciation and amortization expense associated with increased capital expenditures related to the installation of luxury reclining seats, the opening of two new theatres with 28 screens and acquisition of nine theatres with 134 screens subsequent to the end of the Q3 2016 Period, and accelerated depreciation on certain identified assets, partially offset by permanent closure of 12 theatres with 115 screens subsequent to the end of the Q3 2016 Period.

Interest Expense, net

Net interest expense decreased $0.2 million, or 0.6%, to $31.7 million during the Q3 2017 Period, from $31.9 million in the Q3 2016 Period. During the Fiscal 2017 Period, net interest expense decreased $3.2 million, or 3.3%, to $93.5 million, from $96.7 million in the Fiscal 2016 Period. The decrease in net interest expense during the Q3 2017 Period and the Fiscal 2017 Period was primarily due to the impact of a lower effective interest rate under the Amended Senior Credit Facility during such periods, partially offset by additional interest expense attributable to incremental borrowings under the Amended Senior Credit Facility in connection with the June 2017 Refinancing Agreement.

Loss on Extinguishment of Debt

As described more fully in Note 4—"Debt Obligations," during the Fiscal 2017 Period, the Company recorded a loss on debt extinguishment of $1.3 million in connection with the June 2017 Refinancing Agreement. During the Fiscal 2016 Period, the Company recorded a loss on debt extinguishment of $1.5 million in connection with the June 2016 Refinancing Agreement also described in Note 4—"Debt Obligations."

Earnings Recognized from NCM

During the Q3 2017 Period, earnings recognized from NCM increased $1.8 million, or 50.0%, to $5.4 million, from $3.6 million in the Q3 2016 Period. Earnings recognized from NCM decreased $4.8 million, or 25.5%, to $14.0 million in the Fiscal 2017 Period, from $18.8 million in the Fiscal 2016 Period. The increase in earnings recognized from National CineMedia during the Q3 2017 Period was primarily attributable to an increase in cash distributions from National CineMedia during the Q3 2017 Period as compared to that of the Q3 2016 Period, and higher equity income from National CineMedia. The decrease in earnings recognized from National CineMedia during the Fiscal 2017 Period was primarily attributable to lower equity income (including a $5.6 million change in interest loss as described further in Note 3—"Investments") from National CineMedia, partially offset by an increase in cash distributions from National CineMedia during the Fiscal 2017 Period as compared to that of the Fiscal 2016 Period.

Gain on Sale of Open Road Films Investment

As described more fully in Note 3—"Investments," during the Q3 2017 Period, the Company recorded a gain on the sale of its investment in Open Road Films of $17.8 million.

Income Taxes

The provision for income taxes of $12.6 million and $29.2 million for the Q3 2017 Period and the Q3 2016 Period, respectively, reflect effective tax rates of approximately 52.5% and 40.8%, respectively. The provision for income taxes of $61.3 million and $81.4 million for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively, reflect effective tax rates of approximately 42.4% and 41.1%, respectively. The increase in the effective tax rate for the Q3 2017 Period and the Fiscal 2017 Period is primarily attributable to the nondeductible goodwill impairment charge of approximately $7.3 million recorded during the Q3 2017 Period, described further in Note 12—"Fair Value of Financial Instruments." The effective tax rates for all periods presented also reflect the impact of certain non-deductible expenses and income tax credits.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, acquisitions, general corporate purposes related to corporate operations, debt service, share repurchases and the Company's dividend payments. The principal sources of liquidity are cash generated from operations, cash on hand and borrowings under the Amended Senior Credit Facility described below. Under the terms of the Amended Senior Credit Facility, Regal Cinemas is restricted as to how much it can advance or distribute to Regal, its indirect parent. Since Regal is a holding company with no significant assets other than the stock of its subsidiaries, this restriction could impact Regal's ability to effect future debt or dividend payments, pay corporate expenses, repurchase or retire for cash its 5 3/4% Senior Notes Due 2022, its 5 3/4% Senior Notes Due 2023 and its 5 3/4% Senior Notes Due 2025. In addition, as described further below, the indentures under which the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2023, and the 5 3/4% Senior Notes Due 2025 are issued limit the Company's (and its restricted subsidiaries') ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions in respect of its capital stock, purchase or redeem capital stock, make loans or advances to its subsidiaries, or purchase, redeem or otherwise acquire or retire certain subordinated obligations.

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

Net cash flows provided by operating activities totaled approximately $255.6 million and $247.9 million for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively. The increase in net cash flows generated by operating activities for the Fiscal 2017 Period as compared to the Fiscal 2016 Period was primarily caused by a positive fluctuation in working capital activity (primarily related to the timing of vendor payments, including film payables, as a result of increased attendance and admissions revenues at our theatres during the latter part of September 2017 and fluctuations in accounts receivable activity) and an increase in landlord contributions related to our luxury reclining seating initiative, partially offset by a decrease in net income excluding non-cash items.

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

On March 16, 2017, we received approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction increased our ownership share in National CineMedia to approximately 27.6 million common units. On a fully diluted basis, we own a 17.9% interest in NCM, Inc. as of September 30, 2017.

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

On August 4, 2017, the Company sold all of its 50% equity interest in Open Road Films to a third party for total proceeds of approximately $14.0 million. In accordance with the purchase agreement, approximately $3.7 million of the net proceeds received were in satisfaction of various receivables and other amounts due to the Company related to film marketing services provided to Open Road Films prior to the closing date. As a result of the sale, the Company recorded a gain of approximately $17.8 million, representing the difference between the net proceeds received of $10.3 million (after satisfaction of the above amounts due the Company) and the carrying amount of the Company's investment in Open Road Films (approximately $(7.5) million) as of the closing date. Also effective with closing, the Company and Open Road Films entered into a new marketing agreement with respect to films released by Open Road Films after the closing date.

Net cash flows used in investing activities totaled approximately $337.9 million and $158.9 million for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively. The $179.0 million increase in cash flows used in investing activities during the Fiscal 2017 Period as compared to the Fiscal 2016 Period was primarily attributable to $171.6 million of net cash used to fund acquisitions described further in Note 2—"Acquisitions," an $8.6 million increase in capital expenditures (net of proceeds from disposals) and higher capital investments in certain non-consolidated entities during the Fiscal 2017 Period, partially offset by approximately $10.3 million of proceeds received from the sale of our Open Road Films investment.

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

As of September 30, 2017, we had approximately $1,099.9 million aggregate principal amount outstanding (net of debt discount) under the New Term Loans, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023, and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of September 30, 2017, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of September 30, 2017, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

During the quarter ended September 30, 2017, the Company's Board of Directors authorized a share repurchase program, which provided for the authorization to repurchase up to $50.0 million of the Company's outstanding Class A common stock within a twelve month period. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such a manner deemed appropriate by the Company. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital. The Company made no repurchases of its outstanding Class A common stock during the quarter ended September 30, 2017.

During the Fiscal 2017 Period, Regal paid three quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $103.7 million in the aggregate. In addition, in connection with the conversion of 205,677 performance shares during the quarter ended September 30, 2017, the Company paid cumulative cash dividends of $3.64 (representing the sum of all cash dividends paid from January 8, 2014 through January 8, 2017) on each performance share converted, totaling approximately $0.7 million. Finally, on October 24, 2017, the Company declared a cash dividend of $0.22 per share on each share of the Company’s Class A and Class B common stock (including outstanding restricted stock), payable on December 15, 2017, to stockholders of record on December 4, 2017. Declared dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our Class A and Class B common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Net cash flows provided by (used in) financing activities were approximately $25.3 million and $(121.7) million for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively. The $147.0 million net increase in cash flows provided by financing activities during the Fiscal 2017 Period as compared to the Fiscal 2016 Period was primarily attributable to incremental borrowings under the Amended Senior Credit Facility in connection with the June 2017 Refinancing Agreement.

EBITDA

Net income attributable to controlling interest adjusted for interest expense, net, provision for income taxes and depreciation and amortization ("EBITDA") was approximately $118.1 million, $161.9 million, $424.4 million and $465.7 million for the Q3 2017 Period, the Q3 2016 Period, the Fiscal 2017 Period and the Fiscal 2016 Period, respectively.

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

	Q3 2017 Period	Q3 2016 Period	Fiscal 2017 Period	Fiscal 2016 Period
Net income attributable to controlling interest	$11.4	$42.3	$83.4	$116.5
Interest expense, net	31.7	31.9	93.5	96.7
Provision for income taxes	12.6	29.2	61.3	81.4
Depreciation and amortization	62.4	58.5	186.2	171.1
EBITDA	118.1	161.9	424.4	465.7
Interest expense, net	(31.7)	(31.9)	(93.5)	(96.7)
Provision for income taxes	(12.6)	(29.2)	(61.3)	(81.4)
Deferred income taxes	7.0	1.7	(0.7)	(2.9)
Changes in operating assets and liabilities	(32.3)	(99.9)	(79.0)	(85.0)
Loss on extinguishment of debt	—	—	1.3	1.5
Gain on sale of Open Road Films investment	(17.8)	—	(17.8)	—
Landlord contributions	14.1	12.7	64.0	56.5
Other items, net	3.0	(6.2)	18.2	(9.8)
Net cash provided by operating activities	$47.8	$9.1	$255.6	$247.9

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 31, 2016, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our Form 10-K and incorporated by reference herein. For a discussion of material changes outside the ordinary course of our business in our contractual cash obligations and commitments during the quarter ended September 30, 2017, please refer to “Liquidity and Capital Resources” above. We believe that the amount of cash and cash equivalents on hand, cash flow expected from operations and availability under our Revolving Facility will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Under the terms of the Company’s effective interest rate swap agreement (which hedges an aggregate of $200.0 million of variable rate debt obligations as of September 30, 2017) described in Note 11 —"Derivative Instruments," Regal Cinemas pays interest at a fixed rate of 2.165% and receives interest at a variable rate.

As of September 30, 2017 and December 31, 2016, borrowings of $1,099.9 million (net of debt discount) and $954.7 million (net of debt discount), respectively, were outstanding under the New Term Loans at an effective interest rate of 3.40% (as of September 30, 2017) and 3.56% (as of December 31, 2016), after the impact of the interest rate swaps described in Note 11—"Derivative Instruments" is taken into account. A hypothetical change of 10% in the Company’s effective interest rate under the New Term Loans as of September 30, 2017, would increase or decrease interest expense by approximately $0.9 million for the quarter ended September 30, 2017.

 Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	680	$20.56	—	—
August 1, 2017 - August 31, 2017	—	—	—	—
September 1, 2017 - September 30, 2017	—	—	—	—
Total	680	$20.56	—	—

During the quarter ended September 30, 2017, the Company withheld approximately 680 shares of restricted stock at an aggregate cost of less than $0.1 million, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Share Repurchase Program

During the quarter ended September 30, 2017, the Company's Board of Directors authorized a share repurchase program, which provided for the authorization of the Company to repurchase up to $50.0 million of its outstanding Class A common stock through the first quarter of 2019. Repurchases can be made at management's discretion from time to time as market conditions warrant, through open market purchases, privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital. The Company made no repurchases of its outstanding Class A common stock during the quarter ended September 30, 2017.

Item 6. EXHIBITS

Exhibit Number		Description

10.1	*	Form of Performance Share Agreement (as amended and restated) for use under the Regal Entertainment Group 2002 Stock Incentive Plan, as amended

10.2	*	Second Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and Amy E. Miles

10.3	*	Second Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and Gregory W. Dunn

10.4	*	Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and David H. Ownby

10.5	*	Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and Peter B. Brandow

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32		Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 30, 2017, filed on November 8, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

_______________________________________________________________________________

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ENTERTAINMENT GROUP

Date: November 8, 2017	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer (Principal Executive Officer) and Chair of the Board of Directors

Date: November 8, 2017	By:	/s/ DAVID H. OWNBY
David H. Ownby
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	*	Form of Performance Share Agreement (as amended and restated) for use under the Regal Entertainment Group 2002 Stock Incentive Plan, as amended

10.2	*	Second Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and Amy E. Miles

10.3	*	Second Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and Gregory W. Dunn

10.4	*	Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and David H. Ownby

10.5	*	Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and Peter B. Brandow

31.1		Rule 13a-14(a) Certification of Chief Executive Officer of Regal

31.2		Rule 13a-14(a) Certification of Chief Financial Officer of Regal

32		Section 1350 Certifications

101
Financial statements from the quarterly report on Form 10-Q of Regal Entertainment Group for the quarter ended September 30, 2017, filed on November 8, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

_______________________________________________________________________________

*	Identifies each management contract or compensatory plan or arrangement.