Form 10-K
period 2017-12-31
REGAL ENTERTAINMENT GROUP
filed 2018-03-01
CIK 1168696

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission file number: 001-31315
____________________________________________________________________________
Regal Entertainment Group
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0556934 (I. R. S. Employer Identification Number)
101 East Blount Avenue Knoxville, TN (Address of Principal Executive Offices)	37920 (Zip Code)
Registrant's Telephone Number, Including Area Code:    865-922-1123
____________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $2,297,118,163 (112,273,615 shares at a closing price per share of $20.46).

Shares of Common Stock outstanding—1,000 shares at March 1, 2018

Explanatory Note
On December 5, 2017, Regal Entertainment Group entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cineworld Group plc, a public limited company incorporated in England and Wales ("Cineworld"), Crown Intermediate Holdco, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Cineworld ("US Holdco"), and Crown Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of US Holdco (the "Merger Sub"). On February 28, 2018, following the satisfaction of the conditions in the Merger Agreement, Merger Sub was merged with and into the Company (the "Merger") pursuant to the Merger Agreement. As a result of the Merger, the Company became an indirect, wholly-owned subsidiary of Cineworld, the Company’s Class A common stock will no longer be listed on the New York Stock Exchange, and the registration of shares of the Company’s Class A common stock under the Exchange Act will be terminated. Unless otherwise noted, all references in this Annual Report on Form 10-K (this “Form 10-K”) to Regal Entertainment Group, a Delaware corporation, “we,” “us,” “our,” the “Company” or “Regal,” refer to the Company and its business prior to the Merger. This Form 10-K does not reflect any changes in the Company’s business plan that may occur over time as a result of the Merger and the Company becoming part of the Cineworld group of companies.

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

Item 1.    BUSINESS.
THE COMPANY
Regal was organized on March 6, 2002 and is the parent company of Regal Entertainment Holdings, Inc. ("REH"), which is the parent company of Regal Cinemas Corporation ("Regal Cinemas") and its subsidiaries. Regal Cinemas' subsidiaries include Regal Cinemas, Inc. ("RCI") and its subsidiaries, which include Edwards Theatres, Inc. ("Edwards"), Regal CineMedia Corporation ("RCM") and United Artists Theatre Company ("United Artists"). The terms Regal or the Company, REH, Regal Cinemas, RCI, Edwards, RCM and United Artists shall be deemed to include the respective subsidiaries of such entities when used in discussions included herein regarding the current operations or assets of such entities. The Company manages its business under one reportable segment: theatre exhibition operations.
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

DESCRIPTION OF BUSINESS
Overview
We operate one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,322 screens in 560 theatres in 43 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2017, with approximately 197 million attendees for the year ended December 31, 2017 ("fiscal 2017"). Our geographically diverse circuit includes theatres in 48 of the top 50 U.S. designated market areas. We develop, acquire and operate multi-screen theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets throughout the United States. We operate our theatre circuit using our Regal Cinemas, United Artists, Edwards, Great Escape Theatres and Hollywood Theaters brands through our wholly owned subsidiaries.
Our business strategy is predicated on our ability to allocate capital effectively to enhance value for our stockholders. This strategy focuses on enhancing our position in the motion picture exhibition industry by capitalizing on prudent industry consolidation and partnership opportunities, managing, expanding and upgrading our existing asset base with new technologies and customer amenities and realizing selective growth opportunities through new theatre construction. For fiscal 2017, we reported total revenues, income from operations and net income attributable to controlling interest of $3,163.0 million, $271.7 million and $112.3 million, respectively. In addition, we generated $409.9 million of cash flows from operating activities during fiscal 2017.

THEATRE OPERATIONS
The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2017:

State/District	Locations	Number of Screens
California	87	1,061
Florida	46	683
New York	44	549
Virginia	30	429
Texas	28	415
Washington	29	347
Pennsylvania	23	311
Georgia	20	298
Ohio	19	274
North Carolina	20	256
South Carolina	17	230
Oregon	19	206
Maryland	14	196
Tennessee	13	179
Colorado	13	162
New Jersey	11	154
Nevada	11	141
Indiana	11	139
Illinois	9	129
Missouri	8	114
Massachusetts	9	106
Kansas	8	92
Idaho	5	73
Hawaii	7	72
Oklahoma	5	69
Kentucky	5	60
New Mexico	4	54
Alabama	3	52
Alaska	4	49
Mississippi	6	46
West Virginia	4	46
Connecticut	4	43
Louisiana	4	43
New Hampshire	3	33
Delaware	2	33
Michigan	2	26
Arkansas	2	24
Maine	2	20
Minnesota	1	16
Nebraska	1	16
Arizona	1	14
District of Columbia	1	14
Guam	1	14
Utah	1	14
Montana	1	11
Saipan	1	7
American Samoa	1	2
Total	560	7,322

NATIONAL CINEMEDIA JOINT VENTURE
We maintain an investment in National CineMedia, which operates the largest digital in-theatre advertising network in North America representing over 20,800 U.S. theatre screens (of which approximately 20,400 are part of National CineMedia's digital content network) as of December 31, 2017.
We receive theatre access fees and mandatory distributions of excess cash from National CineMedia. As of December 31, 2017, we held approximately 27.6 million common units of National CineMedia. On a fully diluted basis, we own a 17.9% interest in NCM, Inc. as of December 31, 2017.
See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of National CineMedia and related transactions.

DCIP AND OPEN ROAD FILMS JOINT VENTURES
We maintain an investment in DCIP, a joint venture company formed by Regal, AMC Entertainment Holdings, Inc. ("AMC") and Cinemark Holdings, Inc. ("Cinemark"). DCIP funds the cost of digital projection equipment principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including us. In addition to its U.S. digital deployment, DCIP actively manages the deployment of over 1,800 digital systems in Canada for Canadian Digital Cinema Partnership, a joint venture between Cineplex Inc. and Empire Theatres Limited.
The Company holds a 46.7% economic interest in DCIP as of December 31, 2017. As of December 31, 2017, all of our screens were fully outfitted with digital projection systems. Please refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of DCIP.
On August 4, 2017, the Company sold all of its 50% equity interest in Open Road Films, a film distribution company jointly owned by us and AMC, to a third party for total proceeds of approximately $14.0 million. In accordance with the purchase agreement, approximately $3.7 million of the net proceeds received were in satisfaction of various receivables and other amounts due to the Company related to film marketing services provided to Open Road Films prior to the closing date. As a result of the sale, the Company recorded a gain of approximately $17.8 million, representing the difference between the net proceeds received of $10.3 million (after satisfaction of the above amounts due the Company) and the carrying amount of the Company's investment in Open Road Films (approximately $(7.5) million) as of the closing date. Also effective with closing, the Company and Open Road Films entered into a new marketing agreement with respect to films released by Open Road Films after the closing date.

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
Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. We license films from each of the major distributors and believe that our relationships with these distributors are good. For fiscal 2017, films shown from our top ten film distributors accounted for approximately 93% of our admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In 2017, our largest single distributor accounted for 22.1% of our box office admissions.

CONCESSIONS
In addition to box office admissions revenues, we generated approximately 29.4% of our total revenues from concessions sales during fiscal 2017. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by actively managing concession line congestion, optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. We have historically maintained strong brand relationships and management negotiates directly with these manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.
To address consumer trends and customer preferences, we have continued to expand our menu of food and alcoholic beverage products to an increasing number of attendees. The enhancement of our food and alcoholic beverage offerings has had a positive effect on our operating results. As of December 31, 2017, we offered an expanded menu of food in 270 locations (reaching 63% of our attendees) and alcoholic beverages in 175 locations (reaching 38% of our attendees).

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

EMPLOYEES
As of December 31, 2017, we employed approximately 26,000 persons. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
Shown below are the names, ages and positions of our executive officers as of the filing of this Annual Report on Form 10-K. Any changes to be effected as a result of consummation of the Merger are reflected on our Current Report on Form 8-K filed on February 28, 2018. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Amy E. Miles	51	Chief Executive Officer and Chair of the Board of Directors
Gregory W. Dunn	58	President and Chief Operating Officer
Peter B. Brandow	57	Executive Vice President, General Counsel and Secretary
David H. Ownby	48	Executive Vice President, Chief Financial Officer and Treasurer
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

Item 1A.    RISK FACTORS.
In addition to the other information contained in this Form 10-K, you should consider the following factors.

Our substantial lease and debt obligations could impair our financial condition.
We have substantial lease and debt obligations. If we are unable to meet our lease and debt service obligations, we could be forced to restructure or refinance our obligations and seek additional financing or sell assets. We may be unable to restructure or refinance our obligations and obtain additional financing or sell assets on satisfactory terms or at all. As a result, the inability to meet our lease and debt service obligations could cause us to default on those obligations. Any such defaults could materially impair our financial condition and liquidity.
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
The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with the top ten film distributors accounting for approximately 93% of our admissions revenues during fiscal 2017. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.
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
The motion picture exhibition industry has and continues to implement various initiatives, concepts, customer amenities and technological innovations aimed at delivering a premium movie-going experience for its patrons (including, but not limited to, luxury reclining seating, enhancement of food and alcoholic beverage offerings, the installation of premium format screens, digital 3D, 4DX, satellite distribution technologies and stadium seating). Theatres in our markets without these amenities may be more vulnerable to competition than those theatres with such amenities, and should other theatre operators choose to implement these or other initiatives in these markets, the performance of our theatres may be significantly and negatively impacted. In addition, while we continue to implement these and other initiatives, new innovations and technology will continue to impact our industry. If we are unable to respond to or invest in future technology and the changing preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could also adversely affect our results of operations. Finally, should other theatre operators embark on aggressive capital spending strategies, our attendance, revenue and income from operations per screen could decline substantially.
We are currently the subject of an investigation by the Antitrust Division of the Department of Justice and Attorneys General in several states and have been named as defendants in third party lawsuits related to similar matters.
We are currently the subject of an investigation by the DOJ regarding potentially anticompetitive conduct and coordination among NCM, AMC, the Company and/or Cinemark, under Sections 1 and 2 of the Sherman Act, 15 U.S.C. § 1 and § 2. Additionally, we are the subject of investigations by various state attorneys general relating to our investments in various joint ventures, including NCM, as well as movie “clearances” whereby film distributors do not license the rights to exhibitors to play the same first-run feature length films at the same time in the same theatrical release zones. In addition, in the past, we have been named as defendants in lawsuits commenced by other theatre operators who claim the Company has engaged in anti-competitive conduct by virtue of these clearances.
The Company has cooperated with the Federal and state investigations that have been undertaken. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws related to its investments in NCM, other joint ventures, or as pertains to movie clearances, and while the Company intends to vigorously defend any allegation that it has done so, we can provide no assurances as to the scope, timing or outcome of the DOJ’s, any other state or Federal governmental reviews of the Company’s conduct. If we are subject to an adverse finding or ruling resulting from any of these investigations, we could be required to pay damages or penalties or have other remedies imposed upon us that could have a material adverse effect on our business. In addition, we have already incurred substantial legal expenses related to these matters and we may incur significant additional expenditures in the future. Furthermore, the period of time necessary to fully respond to and resolve these investigations is uncertain and could require significant management time and financial resources which could otherwise be devoted to the operation of our business.
We may not benefit from our acquisition strategy and strategic partnerships.
Identifying suitable acquisition candidates and partnership opportunities may be difficult. In the case of acquisitions, even if we are able to identify suitable candidates, there can be significant competition from other motion picture exhibitors and financial buyers when trying to acquire these candidates, and there can be no assurances that the Company would be able to acquire such candidates at reasonable prices or on favorable terms. Moreover, some of these possible buyers may be stronger financially than we are. As a result of this competition for limited assets, there is no assurance that the Company could succeed in acquiring suitable candidates or may have to pay more than we would prefer to make an acquisition. If we cannot identify or successfully acquire suitable acquisition candidates, there is no assurance that the Company could successfully expand its operations.

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

We also maintain theatre-related investments and partnership opportunities that enhance and more fully leverage our asset base to improve our consolidated operating results and free cash flow. On a fully diluted basis, we own a 17.9% interest in NCM, Inc. as of December 31, 2017. We also participate in other joint ventures such as DCIP, AC JV, Digital Cinema Distribution Coalition (“DCDC”) and Atom Tickets. Risks associated with pursuing these investments and opportunities include:

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

Although we have not been materially constrained by our participation in National CineMedia or other joint ventures to date, no assurance can be given that the actions or decisions of other stakeholders in these ventures will not affect our investments in National CineMedia, DCIP, AC JV, DCDC and Atom Tickets or other existing or future ventures in a way that hinders our corporate objectives or reduces any anticipated improvements to our operating results and free cash flow.

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
All of these factors could adversely affect our financial condition and results of operations.
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

Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
As of December 31, 2017, we operated 502 theatre locations pursuant to lease agreements and owned the land and buildings in fee for 58 theatre locations. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 31, 2017, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations," which is incorporated herein by reference.
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
In addition, on January 29, 2018 a purported class action complaint relating to the Merger, captioned Baldassano v. Regal Entertainment Group et al., Case No. 195178-3, was filed on behalf of the stockholders against members of the board of directors of the Company, the Company, Cineworld, US Holdco and Merger Sub in the Chancery Court for Knox County, Tennessee in the Sixth Judicial District at Knoxville (the “Action”). The Action alleged that the board of directors of the Company breached its fiduciary duties to the stockholders by means of (A) agreeing to an allegedly unfair price in the proposed merger and (B) allegedly engineering a transaction to benefit themselves and/or Cineworld without regard to the Company’s stockholders. The complaint also generally asserted that the Company, Cineworld, US Holdco and Merger Sub aided and abetted the board of directors’ breach of its fiduciary duties. The Action sought, among other things, to enjoin the consummation of the Merger, rescind the Merger Agreement (to the extent the Merger had already been consummated), damages, and attorneys’ fees and costs. On February 12, 2018, the Company and the plaintiff entered into a memorandum of understanding in which the plaintiff agreed to dismiss his claims with prejudice, and to dismiss claims asserted on behalf of the putative class without prejudice, in return for the Company’s agreement to make certain supplemental disclosures.

Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Prior to the effective time of the Merger, the Company had two classes of common stock. Our Class A common stock traded on the New York Stock Exchange (the "NYSE") from May 9, 2002 under the symbol "RGC" until February 28, 2018, upon closing of the Merger. All of our Class B common stock was owned by the Anschutz Corporation and the Anschutz Foundation.

The following table sets forth the historical high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	Fiscal 2017
	High	Low
First Quarter (January 1, 2017 - March 31, 2017)	$23.56	$20.73
Second Quarter (April 1, 2017 - June 30, 2017)	22.88	19.87
Third Quarter (July 1, 2017 - September 30, 2017)	20.59	13.90
Fourth Quarter (October 1, 2017 - December 31, 2017)	23.09	14.79

	Fiscal 2016
	High	Low
First Quarter (January 1, 2016 - March 31, 2016)	$21.82	$16.50
Second Quarter (April 1, 2016 - June 30, 2016)	22.48	19.35
Third Quarter (July 1, 2016 - September 30, 2016)	24.19	21.13
Fourth Quarter (October 1, 2016 - December 31, 2016)	24.79	20.29

On February 28, 2018, the Company notified the NYSE that the Merger had been completed and requested that trading of the Company’s Class A common stock on the NYSE be suspended and an application on Form 25 be filed with the Commission by the NYSE to remove the Company's Class A common stock from listing on the NYSE and deregister the Company's Class A common stock under Section 12(b) of the Exchange Act. The Company intends to file a Form 15 with the Commission to terminate registration of the Company's Class A common stock under Section 12(g) of the Exchange Act and suspend reporting obligations relating to the Company's Class A common stock under Section 15(d) of the Exchange Act.

As of March 1, 2018, the Company had only one class of common stock and there was one stockholder of record.

Dividend Policy
During the fiscal year ended December 31, 2016 (the "Fiscal 2016 Period"), Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.9 million in the aggregate. During the fiscal year ended December 31, 2017 (the "Fiscal 2017 Period"), Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.9 million in the aggregate. On February 7, 2018, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), which was paid on February 26, 2018 to stockholders of record on February 17, 2018. Declared dividends have been funded through cash flow from operations and available cash on hand.

Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
None.

Item 6.    SELECTED FINANCIAL DATA.
The selected historical consolidated financial data as of and for the fiscal years ended December 31, 2017, December 31, 2016, December 31, 2015, January 1, 2015, and December 26, 2013 were derived from the audited consolidated financial statements of Regal and the notes thereto. The selected historical financial data does not necessarily indicate the operating results or financial position that would have resulted from our operations on a combined basis during the periods presented, nor is the historical data necessarily indicative of any future operating results or financial position of Regal. In addition to the below selected financial data, you should also refer to the more complete financial information included elsewhere in this Form 10-K.

	Fiscal year ended December 31, 2017	Fiscal year ended December 31, 2016	Fiscal year ended December 31, 2015	Fiscal year ended January 1, 2015 (1)	Fiscal year ended December 26, 2013
	(in millions, except per share data)
Statement of Income Data:
Total revenues	$3,163.0	$3,197.1	$3,127.3	$2,990.1	$3,038.1
Income from operations(4)(7)	271.7	339.4	319.3	306.4	339.8
Net income attributable to controlling interest(3)(4)(6)(7)	112.3	170.4	153.4	105.6	157.7
Earnings per diluted share(3)(4)(6)(7)	0.72	1.09	0.98	0.68	1.01
Dividends per common share(2)	$0.88	$0.88	$0.88	$1.88	$0.84

	As of or for the fiscal year ended December 31, 2017	As of or for the fiscal year ended December 31, 2016	As of or for the fiscal year ended December 31, 2015	As of or for the fiscal year ended January 1, 2015 (1)	As of or for the fiscal year ended December 26, 2013
	(in millions, except operating data)
Other financial data:
Net cash provided by operating activities(3)(6)	$409.9	$410.5	$434.4	$349.1	$346.9
Net cash used in investing activities(3)(6)	(410.6)	(223.6)	(183.3)	(150.4)	(258.6)
Net cash provided by (used in) financing activities(2)	(17.0)	(160.0)	(178.6)	(332.5)	83.1
Balance sheet data at period end:
Cash and cash equivalents	$228.8	$246.5	$219.6	$147.1	$280.9
Total assets(5)	2,842.9	2,645.7	2,601.6	2,511.5	2,678.6
Total debt obligations(5)	2,470.3	2,340.1	2,342.4	2,332.2	2,284.6
Deficit	(855.8)	(838.9)	(877.6)	(897.3)	(715.3)
_______________________________________________________________________________

(1)	Fiscal year ended January 1, 2015 was comprised of 53 weeks.

(2)	Includes the December 15, 2014 payment of the $1.00 extraordinary cash dividend paid on each share of Class A and Class B common stock.

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

(4)
During the years ended December 31, 2017, December 31, 2016, December 31, 2015, January 1, 2015, and December 26, 2013, we recorded long-lived asset and favorable lease impairment charges of $15.0 million, $7.9 million, $15.6 million, $5.6 million, and $9.5 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. In addition, during the years ended December 31, 2017 and December 31, 2016, we recorded goodwill impairment charges of $7.3 million and $1.7 million, respectively, as the carrying value of one of its reporting units exceeded its estimated fair value. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

(5)
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intended to simplify the presentation of debt issuance costs. Prior to the issuance of ASU 2015-03, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is to be applied retrospectively and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance during the quarter ended March 31, 2016. Debt issuance costs associated with long-term debt, net of accumulated amortization, were $23.1 million, $25.8 million, $30.7 million, $28.0 million, and $26.1 million as of December 31, 2017, December 31, 2016, December 31, 2015, January 1, 2015, and December 26, 2013, respectively. The balance sheet as of December 31, 2015 has been recast to reflect the reclassification of debt issuances costs, net of accumulated amortization, from "Other Non-Current Assets" to a reduction of "Long-Term Debt, Less Current Portion."

(6)
On August 4, 2017, the Company sold all of its 50% equity interest in Open Road Films, a film distribution company jointly owned by us and AMC, to a third party for total proceeds of approximately $14.0 million. In accordance with the purchase agreement, approximately $3.7 million of the net proceeds received were in satisfaction of various receivables and other amounts due to the Company related to film marketing services provided to Open Road Films prior to the closing date. As a result of the sale, the Company recorded a gain of approximately $17.8 million, representing the difference between the net proceeds received of $10.3 million (after satisfaction of the above amounts due the Company) and the carrying amount of the Company's investment in Open Road Films (approximately $(7.5) million) as of the closing date.

(7)
As discussed in Part I of this Form 10-K, on December 5, 2017, Regal entered into the Merger Agreement and as a result, incurred merger related expenses of approximately $12.5 million during the quarter ended December 31, 2017.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Regal Entertainment Group for the fiscal years ended December 31, 2017, December 31, 2016, and December 31, 2015. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Regal and the notes thereto included elsewhere in this Form 10-K. This discussion and analysis does not reflect any changes that may become relevant as a result of the Company’s becoming a wholly owned, indirect subsidiary of Cineworld.
Overview and Basis of Presentation
We conduct our operations through our wholly owned subsidiaries. We operate one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,322 screens in 560 theatres in 43 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2017. We believe the size, reach and quality of our theatre circuit provide an exceptional platform to realize economies of scale from our theatre operations. The Company manages its business under one reportable segment: theatre exhibition operations.
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
On December 5, 2017, the Company entered into the Merger Agreement with Cineworld, US Holdco and the Merger
Sub, pursuant to which the Company became a wholly owned, indirect subsidiary of Cineworld upon the consummation of the Merger on February 28, 2018. At the effective time of the Merger, each outstanding share of the Company’s Class A and Class B common stock were converted into the right to receive $23.00 in cash, subject to the terms and conditions of the Merger Agreement. With respect to the periods subsequent to the periods covered hereby, this discussion and analysis is qualified in all respects by the fact that the Company became a wholly owned, indirect subsidiary of Cineworld upon consummation of the Merger on February 28, 2018.

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

•
FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Our goodwill impairment assessment for fiscal 2017 indicated that the carrying value of one of our reporting units exceeded its estimated fair value and as a result, we recorded a goodwill impairment charge of approximately $7.3 million. Our annual goodwill impairment assessment for fiscal 2016 indicated that the carrying value of one of our reporting units exceeded its estimated fair value and as a result, we recorded a goodwill impairment charge of approximately $1.7 million. Based on our annual impairment assessment conducted during fiscal 2015, we were not required to record a charge for goodwill impairment.

•
We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an estimated useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-

of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have longer useful economic lives, and their depreciable lives (10-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolete, we accelerate depreciation over the remaining useful lives of the assets. Actual economic lives may differ materially from these estimates.
Historical appraisals of our properties have supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis generally evaluates assets for impairment on an individual theatre basis. When the estimated future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods. During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we recorded long-lived asset impairment charges of $13.5 million, $7.9 million and $15.6 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.
For the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 31, 2017, consolidated depreciation and amortization expense was $249.7 million, representing 7.9% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $16.6 million, or 6.7%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $19.2 million, or 7.7%.

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

Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the taxing authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company applies the provisions of ASC Subtopic 740-10, Income Taxes—Overview. Although we believe that our tax return positions are fully supportable, in accordance with ASC Subtopic 740-10, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. Any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.
For fiscal 2017, our provision for income taxes was $101.6 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 47.5% to 48.5% would have increased the current year income tax provision by approximately $2.1 million.

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

Results of Operations
Based on our review of industry sources, North American box office revenues for the time period that corresponds to the Fiscal 2017 Period were estimated to have decreased by approximately two to three percent per screen in comparison to the Fiscal 2016 Period. The industry's box office results for fiscal 2017 were negatively impacted by weaker than expected attendance generated by the overall film slate during the year.
The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of income for the Fiscal 2017 Period, the Fiscal 2016 Period and the year ended December 31, 2015 (the "Fiscal 2015 Period") (dollars and attendance in millions, except average ticket prices and average concessions per patron):

	Fiscal 2017 Period		Fiscal 2016 Period		Fiscal 2015 Period
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Admissions	$2,008.1	63.5%	$2,061.7	64.5%	$2,038.2	65.2%
Concessions	930.2	29.4	932.6	29.2	901.7	28.8
Other operating revenues	224.7	7.1	202.8	6.3	187.4	6.0
Total revenues	3,163.0	100.0	3,197.1	100.0	3,127.3	100.0
Operating expenses:
Film rental and advertising costs(1)	1,067.8	53.2	1,107.3	53.7	1,093.1	53.6
Cost of concessions(2)	123.8	13.3	119.5	12.8	114.4	12.7
Rent expense(3)	426.8	13.5	427.6	13.4	421.5	13.5
Other operating expenses(3)	912.6	28.9	883.2	27.6	863.7	27.6
General and administrative expenses (including share-based compensation expense of $9.2 million, $8.8 million and $8.3 million for the Fiscal 2017 Period, the Fiscal 2016 Period and the Fiscal 2015 Period, respectively)(3)	86.6	2.7	84.6	2.6	78.8	2.5
Depreciation and amortization(3)	249.7	7.9	230.7	7.2	216.8	6.9
Net loss on disposal and impairment of operating assets and other(3)	24.0	0.8	4.8	0.2	19.7	0.6
Total operating expenses(3)	2,891.3	91.4	2,857.7	89.4	2,808.0	89.8
Income from operations(3)	271.7	8.6	339.4	10.6	319.3	10.2
Interest expense, net(3)	125.1	4.0	128.1	4.0	129.6	4.1
Loss on extinguishment of debt(3)	1.3	—	2.9	0.1	5.7	0.2
Earnings recognized from NCM(3)	(24.1)	0.8	(29.4)	0.9	(31.0)	1.0
Gain on sale of Open Road Films Investment(3)	(17.8)	0.6	—	—	—	—
Equity in income of non-consolidated entities and other, net(3)	(39.2)	1.2	(43.9)	1.4	(38.3)	1.2
Merger related expenses(3)	12.5	0.4	—	—	—	—
Provision for income taxes(3)	101.6	3.2	111.2	3.5	100.1	3.2
Net income attributable to controlling interest(3)	$112.3	3.6	$170.4	5.3	$153.4	4.9
Attendance	196.9	*	210.9	*	216.7	*
Average ticket price(4)	$10.20	*	$9.78	*	$9.41	*
Average concessions per patron(5)	$4.72	*	$4.42	*	$4.16	*
_______________________________________________________________________________

*	Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as admissions revenues/attendance.

(5)	Calculated as concessions revenues/attendance.

Fiscal 2017 Period Compared to Fiscal 2016 Period
Admissions
During the Fiscal 2017 Period, total admissions revenues decreased $53.6 million, or 2.6%, to $2,008.1 million, from $2,061.7 million in the Fiscal 2016 Period. A 6.6% decrease in attendance (approximately $136.1 million of total admissions revenues), partially offset by a 4.3% increase in average ticket prices (approximately $82.5 million of total admissions revenues) led to the overall decrease in the Fiscal 2017 Period admissions revenues. Attendance during the Fiscal 2017 Period in comparison to that of the Fiscal 2016 Period was negatively impacted by the weaker overall film slate during the Fiscal 2017 Period. For the Fiscal 2017 Period, the 4.3% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews (particularly at locations featuring luxury reclining seats), partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2017 Period. Based on our review of certain industry sources, the decrease in our admissions revenues on a per screen basis was slightly greater than the industry’s per screen results for the Fiscal 2017 Period as compared to the Fiscal 2016 Period.
Concessions
Total concessions revenues decreased $2.4 million, or 0.3%, to $930.2 million during the Fiscal 2017 Period, from $932.6 million for the Fiscal 2016 Period. A 6.6% decrease in attendance (approximately $61.6 million of total concessions revenues), partially offset by a 6.8% increase in average concessions revenues per patron (approximately $59.2 million of total concessions revenues) led to the overall decrease in the Fiscal 2017 Period concessions revenues. The 6.8% increase in average concessions revenues per patron for the Fiscal 2017 Period was primarily attributable to an increase in beverage and popcorn sales, selective price increases and the continued rollout of our expanded food and alcohol menu.
Other Operating Revenues
Other operating revenues increased $21.9 million, or 10.8%, to $224.7 million during the Fiscal 2017 Period, from $202.8 million for the Fiscal 2016 Period. Included in other operating revenues are revenues from our vendor marketing programs, other theatre revenues (consisting primarily of internet ticketing surcharges, theatre rentals and arcade games), theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire) and revenues related to our gift card and bulk ticket programs. The increase in other operating revenues during the Fiscal 2017 Period was due to an increase in internet ticketing surcharges (approximately $13.6 million), an increase in revenues from our vendor marketing programs (approximately $9.4 million) and incremental National CineMedia revenues (approximately $1.5 million), partially offset by a decrease in revenues related to our gift card and bulk ticket programs (approximately $4.2 million).
Film Rental and Advertising Costs
Film rental and advertising costs as a percentage of admissions revenues decreased to 53.2% during the Fiscal 2017 Period from 53.7% in the Fiscal 2016 Period. The decrease in film rental and advertising costs as a percentage of admissions revenues was primarily attributable to weaker than expected attendance generated by the top tier films exhibited during the Fiscal 2017 Period.
Cost of Concessions
During the Fiscal 2017 Period, cost of concessions increased $4.3 million, or 3.6%, to $123.8 million as compared to $119.5 million during the Fiscal 2016 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2017 Period was approximately 13.3% compared to 12.8% during the Fiscal 2016 Period. The increase in cost of concessions as a percentage of concessions revenues during the Fiscal 2017 Period was primarily related to increases in packaged goods and raw material costs and the impact of incremental expanded food and alcohol sales during such periods, partially offset by selective price increases during such periods.
Rent Expense
Rent expense decreased $0.8 million, or 0.2%, to $426.8 million in the Fiscal 2017 Period, from $427.6 million in the Fiscal 2016 Period. The decrease in rent expense in the Fiscal 2017 Period was primarily attributed to the permanent closure of ten theatres with 88 screens subsequent to the end of the Fiscal 2016 Period, along with reductions of contingent rent, partially offset by incremental rent from the opening of two new theatres with 26 screens and the acquisition of nine theatres with 134 screens subsequent to the end of the Fiscal 2016 Period.
Other Operating Expenses
Other operating expenses increased $29.4 million, or 3.3%, to $912.6 million in the Fiscal 2017 Period, from $883.2 million in the Fiscal 2016 Period. The increase in other operating expenses during the Fiscal 2017 Period was primarily due to an increase in other operating expenses from the Fiscal 2017 Period acquisitions (approximately $17.7 million), increases in non-rent occupancy and other costs (approximately $13.8 million) and increased theatre-level payroll and benefit costs (approximately $2.6 million), partially offset by decreased costs associated with lower premium format film revenues (approximately $4.7 million) during the Fiscal 2017 Period.
General and Administrative Expenses
General and administrative expenses increased $2.0 million, or 2.4%, to $86.6 million in the Fiscal 2017 Period, from $84.6 million in the Fiscal 2016 Period. The increase in general and administrative expenses during the Fiscal 2017 Period was primarily attributable to expenses associated with the Santikos Theaters, Inc. and Warren Theatres acquisitions described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Depreciation and Amortization
Depreciation and amortization expense increased $19.0 million, or 8.2%, to $249.7 million for the Fiscal 2017 Period, from $230.7 million in the Fiscal 2016 Period. The increase in depreciation and amortization expense during the Fiscal 2017 Period was primarily related to incremental depreciation and amortization expense associated with increased capital expenditures related to the installation of luxury reclining seats, the acquisition of nine theatres with 134 screens and the opening of two new theatres with 26 screens subsequent to the end of the Fiscal 2016 Period, and accelerated depreciation on certain identified assets, partially offset by permanent closure of 10 theatres with 88 screens subsequent to the end of the Fiscal 2016 Period.
Net Loss on Disposal and Impairment of Operating Assets and Other
Net loss on disposal and impairment of operating assets and other increased $19.2 million, to $24.0 million for the Fiscal 2017 Period, from $4.8 million in the Fiscal 2016 Period. Included in net loss on disposal and impairment of operating assets and other during the Fiscal 2017 Period was a $13.5 million impairment of long-lived assets, a $7.3 million impairment of goodwill related to one of the Company's reporting units, and a $1.4 million favorable lease impairment charge related to a theatre scheduled to be closed.
Interest Expense, net
During the Fiscal 2017 Period, net interest expense decreased $3.0 million, or 2.3%, to $125.1 million, from $128.1 million in the Fiscal 2016 Period. The decrease in net interest expense during the Fiscal 2017 Period was primarily due to the impact of a lower effective interest rate under the Amended Senior Credit Facility during such periods, partially offset by additional interest expense attributable to incremental borrowings under the Amended Senior Credit Facility in connection with the June 2017 Refinancing Agreement.
Loss on Extinguishment of Debt
As described more fully in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the Fiscal 2017 Period, the Company recorded a loss on debt extinguishment of $1.3 million in connection with the June 2017 Refinancing Agreement. During the Fiscal 2016 Period, the Company recorded an aggregate loss on debt extinguishment of approximately $2.9 million in connection with the June 2016 refinancing and December 2016 refinancing of our Amended Senior Credit Facility.
Gain on Sale of Open Road Films Investment
As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the quarter ended September 30, 2017, the Company recorded a gain on the sale of its investment in Open Road Films of $17.8 million.
Earnings Recognized from NCM
Earnings recognized from NCM decreased $5.3 million, or 18.0%, to $24.1 million in the Fiscal 2017 Period, from $29.4 million in the Fiscal 2016 Period. The decrease in earnings recognized from National CineMedia during the Fiscal 2017 Period was primarily attributable to lower equity income (including a $5.6 million change in interest loss as described further in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) from National CineMedia, partially offset by an increase in cash distributions from National CineMedia during the Fiscal 2017 Period as compared to that of the Fiscal 2016 Period.
Merger Related Expenses
As discussed in Part I of this Form 10-K, on December 5, 2017, Regal entered into the Merger Agreement and as a result, incurred merger related expenses of approximately $12.5 million during the year ended December 31, 2017.

Income Taxes
The provision for income taxes of $101.6 million and $111.2 million for the Fiscal 2017 Period and the Fiscal 2016 Period, respectively, reflect effective tax rates of approximately 47.5% and 39.5%, respectively. The increase in the effective tax rate for the Fiscal 2017 Period is primarily attributable to the remeasurement of deferred tax assets and liabilities resulting from the U.S. Tax Cuts and Jobs Act, the nondeductible goodwill impairment charge of approximately $7.3 million described further in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, and nondeductible merger related expenses. The effective tax rates for such periods reflect the impact of certain other non-deductible expenses and other income tax credits.

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

Quarterly Results
The following table sets forth selected unaudited quarterly results for the eight quarters ended December 31, 2017. The quarterly financial data as of each period presented below have been derived from Regal's unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The comparability of our results between quarters is impacted by certain factors described below and to a lesser extent, seasonality. The quarterly financial data should be read in conjunction with the consolidated financial statements of Regal and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 31, 2017(1)	Sept. 30, 2017(2)	June 30, 2017 (3)	March 31, 2017	Dec. 31, 2016 (4)	Sept. 30, 2016	June 30, 2016 (5)	March 31, 2016
	In millions (except per share data)
Total revenues	$861.6	$716.0	$764.2	$821.2	$812.6	$811.5	$785.9	$787.1
Income from operations(6)	90.7	22.5	59.0	99.5	95.0	87.2	76.6	80.6
Net income attributable to controlling interest(6)	28.9	11.4	23.6	48.4	53.9	42.3	33.5	40.7
Diluted earnings per share(6)	$0.19	$0.07	$0.15	$0.31	$0.34	$0.27	$0.21	$0.26
Dividends per common share	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22
_______________________________________________________________________________

(1)
As discussed in Part I of this Form 10-K, on December 5, 2017, Regal entered into the Merger Agreement and as a result, incurred merger related expenses of approximately $12.5 million during the quarter ended December 31, 2017.

(2)
As described more fully in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the quarter ended September 30, 2017, the Company recorded a gain on the sale of its investment in Open Road Films of $17.8 million.

(3)
As described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on June 6, 2017, Regal Cinemas entered into a permitted secured refinancing and incremental joinder agreement with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. The permitted secured refinancing agreement further amends the Amended Senior Credit Facility, which was amended by the June 2016 and December 2016 Refinancing Agreements described in (2) and (3) below. In connection with the execution of the permitted secured refinancing agreement, the Company recorded a loss on debt extinguishment of approximately $1.3 million during the quarter ended June 30, 2017.

(4)
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

(5)
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

(6)
During the eight quarters ended December 31, 2017, we recorded long-lived asset and favorable lease impairment charges of $6.5 million, $4.4 million, $2.0 million, $2.1 million, $1.5 million, $3.4 million, $0.8 million, $2.2 million, respectively, specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. In addition, during the quarter ended September 30, 2017 and the quarter ended December 31, 2016, we recorded goodwill impairment charges of $7.3 million and $1.7 million, respectively, as the carrying value of one of its reporting units exceeded its estimated fair value. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information related to our impairment policies.

Liquidity and Capital Resources
The Company believes cash generated from operations and its existing balance of cash and cash equivalents will be sufficient to satisfy its working capital needs, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

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
Net cash flows provided by operating activities totaled approximately $409.9 million, $410.5 million and $434.4 million for the Fiscal 2017 Period, the Fiscal 2016 Period and the Fiscal 2015 Period, respectively. The $0.6 million decrease in net cash flows generated by operating activities for the Fiscal 2017 Period as compared to the Fiscal 2016 Period was caused by a decrease in net income excluding non-cash items, partially offset by a positive fluctuation in working capital activity (primarily related to the timing of vendor payments, including film payables, as a result of increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2017 Period) and an increase in landlord contributions related to our luxury reclining seating initiative. The decrease in net cash flows generated by operating activities for the Fiscal 2016 Period as compared to the Fiscal 2015 Period was caused by a negative fluctuation in working capital activity (primarily related to the timing of vendor payments, including film payables, as a result of increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2015 Period), partially offset by an increase in landlord contributions and an increase in net income excluding non-cash items.
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
During the Fiscal 2017 Period, we received approximately 0.5 million newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. This transaction increased our ownership share in National CineMedia to approximately 27.6 million common units. On a fully diluted basis, we own a 17.9% interest in NCM, Inc. as of December 31, 2017.
As described further in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on April 13, 2017, the Company completed the acquisition of two theatres with 41 screens located in Houston, Texas from Santikos Theaters, Inc. for an aggregate net cash purchase price of $29.8 million. In addition, on April 18, 2017, the Company purchased a parcel of land located in Montgomery County, Texas from an entity affiliated with Santikos Theaters, Inc. for a net cash purchase price, before post-closing adjustments, of approximately $7.3 million. Finally, on May 18, 2017, the Company completed the acquisition of seven theatres with 93 screens located in Kansas and Oklahoma from Warren Theatres for an aggregate net cash purchase price, before post-closing adjustments, of $134.5 million.
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
Net cash flows used in investing activities totaled approximately $410.6 million, $223.6 million and $183.3 million for the Fiscal 2017 Period, the Fiscal 2016 Period and the Fiscal 2015 Period, respectively. The $187.0 million increase in cash flows used in investing activities during the Fiscal 2017 Period, as compared to the Fiscal 2016 Period, was primarily attributable to $171.6 million of net cash used to fund acquisitions, a $20.8 million increase in capital expenditures (net of proceeds from disposals), partially offset by approximately $10.3 million of proceeds received from the sale of our Open Road Films investment. The $40.3 million increase in cash flows used in investing activities during the Fiscal 2016 Period, as compared to the Fiscal 2015 Period, was primarily attributable to a $39.8 million increase in capital expenditures (net of proceeds from disposals) and higher capital investments in certain non-consolidated entities, partially offset by the impact of $9.2 million of cash used for a fiscal 2015 acquisition and $3.6 million in proceeds received related to the sale of RealD, Inc. common stock during the Fiscal 2016 Period.
Financing Activities
As described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on June 1, 2016 Regal Cinemas entered into a permitted secured refinancing agreement with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto (the "June 2016 Refinancing Agreement"). Pursuant to the June 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility under the Amended Senior Credit Facility, which had an aggregate principal balance of approximately $958.5 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $958.5 million with a final maturity date in April 2022. Together with other amounts provided by Regal Cinemas, proceeds of the term loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility. In connection with the execution of the June 2016 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.5 million during the quarter ended June 30, 2016.
On December 2, 2016, Regal Cinemas entered into a permitted secured refinancing agreement (the "December 2016 Refinancing Agreement") with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. Pursuant to the December 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility, which had an aggregate principal balance of approximately $956.1 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $956.1 million with a final maturity date in April 2022. Together with other amounts provided by Regal Cinemas, proceeds of the term loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility. In connection with the execution of the December 2016 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.4 million during the quarter ended December 31, 2016.
On June 6, 2017, Regal Cinemas entered into a permitted secured refinancing and incremental joinder agreement (the "June 2017 Refinancing Agreement") with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. Pursuant to the June 2017 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility, which had an aggregate principal balance of approximately $953.7 million, and in accordance therewith, received term loans in an aggregate principal amount of approximately $953.7 million with a final maturity date in April 2022 (the "Refinanced Term Loans"). Together with other amounts provided by Regal Cinemas, proceeds of the Refinanced Term Loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the existing term facility under the Amended Senior Credit Facility in effect immediately prior to the making of the Refinanced Term Loans.
Pursuant to the June 2017 Refinancing Agreement, Regal Cinemas also exercised the "accordion" feature under the Amended Senior Credit Facility to increase the aggregate amount of term loans thereunder by $150.0 million (the "2017 Accordion"). The "accordion" feature provided Regal Cinemas with the option to borrow additional term loans under the Amended Senior Credit Facility in an amount of up to $200.0 million, plus additional amounts as would not cause the consolidated total leverage ratio to exceed 3.00:1.00, in each case, subject to lenders providing additional commitments for such amounts and the satisfaction of certain other customary conditions. The entire $150.0 million under the 2017 Accordion was fully drawn on June 6, 2017 on the same terms as the Refinanced Term Loans (such amounts drawn, the "Incremental Term Loans", and together with the Refinanced Term Loans, the "New Term Loans"). A portion of the proceeds of the Incremental Term Loans were used by Regal Cinemas to pay fees and expenses related to the June 2017 Refinancing Agreement, with the remainder to be used for general corporate purposes of Regal Cinemas and its subsidiaries.
The New Term Loans amortized in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the New Term Loans, with the balance payable on the maturity date of the New Term Loans. In connection with the execution of the June 2017 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.3 million during the quarter ended June 30, 2017.
As of December 31, 2017, we had approximately $1,097.2 million aggregate principal amount outstanding (net of debt discount) under the New Term Loans, $775.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2023 and $250.0 million aggregate principal amount outstanding under the 5 3/4% Senior Notes Due 2025. As of December 31, 2017, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. As of December 31, 2017, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.
In connection with the consummation of the Merger, on February 28, 2018, all amounts outstanding under the Amended Senior Credit Facility were repaid in full, and the Amended Senior Credit Facility was terminated. Additionally, on February 28, 2018: (i) we notified Wilmington Trust National Association, in its capacity as trustee (the “Trustee”), under the indentures governing our 5 3/4% Senior Notes Due 2022, 5 3/4% Senior Notes Due 2023 and 5 3/4% Senior Notes Due 2025 (collectively, the “Notes”) of our intention to redeem all of the aggregate principal amounts outstanding under the Notes, (ii) at our request, the Trustee distributed an irrevocable notice of redemption to holders of the Notes, and (iii) we deposited with the Trustee funds in trust solely for the benefit of the holders of the Notes sufficient to pay and discharge the entire indebtedness on the Notes and thereby satisfied and discharged the indentures pursuant to the terms therein. The Notes will be redeemed in full on March 30, 2018. For more information regarding financing activities occurring after December 31, 2017, in connection with the Merger, refer to Note 16 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
During the Fiscal 2017 Period, Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.9 million in the aggregate. On February 7, 2018, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), which was paid on February 26, 2018 to stockholders of record on February 17, 2018. Declared dividends have been funded through cash flow from operations and available cash on hand.
Net cash flows used in financing activities were approximately $17.0 million, $160.0 million and $178.6 million for the Fiscal 2017 Period, the Fiscal 2016 Period and the Fiscal 2015 Period, respectively. The net decrease in cash flows used in financing activities during the Fiscal 2017 Period as compared to the Fiscal 2016 Period of $143.0 million was primarily attributable to incremental borrowings under the Amended Senior Credit Facility in connection with the June 2017 Refinancing Agreement. The net decrease in cash flows used in financing activities during the Fiscal 2016 Period as compared to the Fiscal 2015 Period of $18.6 million was primarily attributable to the net impact of the Amended Senior Credit Facility refinancing effected during the Fiscal 2015 Period.

Sale-Leaseback Transactions
For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations and Commitments
The Company has assumed long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than the operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 31, 2017, the Company's estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
	Total	Current	13 - 36 months	37 - 60 months	After 60 months
Contractual Cash Obligations:
Debt obligations(1)	$2,375.0	$12.4	$23.5	$1,839.1	$500.0
Future interest on debt obligations(2)	559.1	114.1	227.7	174.2	43.1
Capital lease obligations, including interest(3)	12.9	1.0	1.8	2.0	8.1
Lease financing arrangements, including interest(3)	129.7	22.2	35.0	19.8	52.7
Purchase obligations(4)	119.8	87.6	32.2	—	—
Operating leases(5)	3,121.6	446.1	763.6	615.1	1,296.8
FIN 48 liabilities(6)	0.4	0.4	—	—	—
Total	$6,318.5	$683.8	$1,083.8	$2,650.2	$1,900.7

	Amount of Commitment Expiration per Period
	Total Amounts Available	Current	13 - 36 months	37 - 60 months	After 60 months
Other Commercial Commitments(7)	$85.0	$—	$—	$85.0	$—
_______________________________________________________________________________

(1)
These amounts are included on our consolidated balance sheet as of December 31, 2017. Our Amended Senior Credit Facility provided for mandatory prepayments under certain scenarios. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
Future interest payments on the Company's unhedged debt obligations as of December 31, 2017 (consisting of approximately $898.2 million of variable interest rate borrowings under the New Term Loans, $775.0 million outstanding under the 5 3/4% Senior Notes Due 2022, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2025, $250.0 million outstanding under the 5 3/4% Senior Notes Due 2023 and approximately $2.8 million of other debt obligations) are based on the stated fixed rate or in the case of the $898.2 million of variable interest rate borrowings under the New Term Loans, the current interest rate specified in our Amended Senior Credit Facility as of December 31, 2017 (3.57%). Future interest payments on the Company's hedged indebtedness as of December 31, 2017 (the remaining $200.0 million of borrowings under the New Term Loans) are based on (i) the applicable margin (as defined in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 31, 2017 (2.0%) and (ii) the expected fixed interest payments under the Company's interest rate swap agreement, which is described in further detail under Note 13 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(3)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 31, 2017. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have a weighted average interest rate of 11.22%, maturing in various installments through 2028. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(4)
Includes estimated capital expenditures and investments to which we were contractually obligated as of December 31, 2017, including improvements associated with existing theatres (including luxury reclining seating), the construction of new theatres and investments in non-consolidated entities. Does not include non-committed capital expenditures.

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

(6)
The table does not include approximately $6.3 million of recorded liabilities associated with unrecognized state tax benefits because the timing of the related payments was not reasonably estimable as of December 31, 2017.

(7)
In addition, as of December 31, 2017, Regal Cinemas had approximately $82.3 million available for drawing under the $85.0 million Revolving Facility. Regal Cinemas also maintained a sublimit within the Revolving Facility of $10.0 million for short-term loans and $30.0 million for letters of credit.

Off-Balance Sheet Arrangements
Other than the operating leases detailed above in this Form 10-K, under the heading "Contractual Cash Obligations and Commitments," the Company has no other off-balance sheet arrangements.

Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). The purpose of ASU 2016-07 is to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company's adoption of ASU 2016-07 during the quarter ended March 31, 2017 had no impact on the Company's consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company's adoption of ASU 2016-09 had the impact of reducing income tax expense by approximately $1.3 million pertaining to excess tax benefits related to vesting of 493,516 restricted stock awards and to a lesser extent, dividends paid on restricted stock during the year ended December 31, 2017. Historically, such excess tax benefits would have been recorded as a component of additional paid-in capital.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 in connection with its interim goodwill impairment test performed during the year ended December 31, 2017 as further described in Notes 2 and 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Recently Issued FASB Accounting Standard Codification Updates

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or modified retrospective transition method. ASU 2014-09 was originally effective for annual and interim reporting periods beginning after December 15, 2016. However, the standard was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted as of the original effective date. In addition, amendments in subsequent Accounting Standards Updates have either clarified or revised guidance as set forth in ASU 2014-09, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus
Agent Considerations (Reporting Revenues Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.

The Company has selected the modified retrospective method for adoption of ASU 2014-09 and its related ASU amendments. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption (January 1, 2018) as described below, but will not restate prior periods. The adoption of ASU 2014-09 and its related ASU amendments primarily impacts the Company's accounting for its (i) loyalty program, (ii) gift cards and bulk tickets, including commissions paid to third parties, (iii) the classification of internet ticketing surcharges and (iv) amounts recorded as deferred revenue and the method of amortization for the advanced payment received in connection with the 2007 National CineMedia ESA modification and subsequent receipts of common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement. While we do not believe the adoption of ASU 2014-09 will have a material impact on our net income or cash flows from operations, we do expect the standard to materially impact the timing and classification of revenues and related expenses in the following key areas:

•
First, we believe the advanced payment received in connection with the 2007 National CineMedia ESA modification and subsequent receipts of common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement, each as described in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, include a significant financing component under ASU 2014-09. Accordingly, we expect advertising revenues will increase materially with a similar offsetting increase in non-cash interest expense beginning January 1, 2018. Through December 31, 2017, the Company utilized the units of revenue method to amortize such amounts, but will change its amortization to a straight-line method under ASU 2014-09 effective January 1, 2018. We do not expect these changes to have a material impact on our net income or cash flows from operations. As of the date of this Form 10-K, the Company expects to reduce its opening January 1, 2018 retained earnings balance (along with a corresponding credit to deferred revenue) by approximately $15 million to $20 million, before related tax effects, to give effect to the change in amortization method with respect to these advanced payments.

•
Second, under ASU 2014-09 and effective January 1, 2018, the Company will record internet ticketing surcharge fees based on the gross transaction price. Previously, the Company recorded such fees net of third-party commission or service fees. This change will have the effect of materially increasing other operating revenues and other operating expenses, but will have no impact on net income or cash flows from operations.

•
Third, with respect to our gift card and bulk ticket programs, the adoption of ASU 2014-09 is not expected to have a material impact on the annual revenue we currently recognize from these programs, but it will change the method in which we recognize revenue from gift cards and bulk tickets. Through December 31, 2017, the Company recognized revenue associated with gift cards and bulk tickets when redeemed, or when the likelihood of redemption became remote (known as "breakage" in our industry) based on historical experience. Under ASU 2014-09 and effective January 1, 2018, the Company will recognize revenue from unredeemed gift cards and bulk tickets as redeemed and will recognize breakage following the proportional method where revenue is recognized in proportion to the pattern of rights exercised by the customer when the Company expects that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts. As of the date of this Form 10-K, the Company expects to reduce its opening January 1, 2018 retained earnings balance (along with a corresponding credit to deferred revenue) by approximately $25 million to $30 million, before related tax effects, to give effect to this change in accounting for our gift card and bulk ticket programs.

With respect to gift card commissions paid to third parties, under ASU 2014-09 and effective January 1, 2018, the Company will begin to amortize the commission fees over the expected redemption period. Previously, such gift card commissions were expensed as incurred. We do not expect these changes to have a material impact on our net income or cash flows from operations, however we do expect to increase our opening January 1, 2018 retained earnings balance (along with a corresponding debit to a gift card commission contract asset) by approximately $18 million to $20 million, before related tax effects, to give effect to this change in accounting for our gift card commissions.

•
Finally, with respect to other areas impacted by ASU 2014-09 such as our loyalty program, we do not expect those accounting changes to have a material impact on our net income or cash flows from operations. Through December 31, 2017, the Company recorded the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Under ASU 2014-09 and effective January 1, 2018, the Company will estimate the fair value of providing such loyalty program awards at the time the related awards are earned. As of the date of this Form 10-K, the Company expects to reduce its opening January 1, 2018 retained earnings balance (along with a corresponding credit to deferred revenue) by approximately $40 million to $50 million, before related tax effects, to give effect to this change in accounting for our loyalty program.

The Company is currently finalizing its review of ASU 2014-09 and its related ASU amendments with respect to required disclosures and financial statement presentation for fiscal 2018.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Following the consummation of the Merger, the Company believes that its exposure to market risk is not material.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Regal Entertainment Group:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that the Company's internal control over financial reporting is effective as of December 31, 2017.

KPMG LLP, independent registered public accounting firm of the Company's consolidated financial statements, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, as stated in their report which is included herein.

/s/ AMY E. MILES	/s/ DAVID H. OWNBY
Amy E. Miles	David H. Ownby
Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Regal Entertainment Group:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Regal Entertainment Group and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, deficit, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Mangement’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

We have served as the Company’s auditor since 2001.
Knoxville, Tennessee
March 1, 2018

REGAL ENTERTAINMENT GROUP
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228.8	$246.5
Trade and other receivables, net	184.0	155.1
Inventories	22.9	20.9
Prepaid expenses and other current assets	27.6	24.4
TOTAL CURRENT ASSETS	463.3	446.9
PROPERTY AND EQUIPMENT:
Land	154.8	131.2
Buildings and leasehold improvements	2,478.7	2,319.7
Equipment	1,083.4	1,065.7
Construction in progress	34.8	20.2
Total property and equipment	3,751.7	3,536.8
Accumulated depreciation and amortization	(2,238.5)	(2,146.7)
TOTAL PROPERTY AND EQUIPMENT, NET	1,513.2	1,390.1
GOODWILL	345.8	327.0
INTANGIBLE ASSETS, NET	43.6	46.0
DEFERRED INCOME TAX ASSET	54.5	56.3
OTHER NON-CURRENT ASSETS	422.5	379.4
TOTAL ASSETS	$2,842.9	$2,645.7
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Current portion of debt obligations	$26.6	$25.5
Accounts payable	232.2	194.8
Accrued expenses	73.8	70.7
Deferred revenue	186.2	192.7
Income taxes payable	2.7	6.4
Other current liabilities	39.9	31.2
TOTAL CURRENT LIABILITIES	561.4	521.3
LONG-TERM DEBT, LESS CURRENT PORTION	2,339.4	2,197.1
LEASE FINANCING ARRANGEMENTS, LESS CURRENT PORTION	74.5	84.8
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	6.7	6.9
NON-CURRENT DEFERRED REVENUE	404.6	412.3
OTHER NON-CURRENT LIABILITIES	312.1	262.2
TOTAL LIABILITIES	3,698.7	3,484.6
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $0.001 par value; 500,000,000 shares authorized, 133,306,994 and 133,080,279 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	0.1	0.1
Class B common stock, $0.001 par value; 200,000,000 shares authorized, 23,708,639 shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital (deficit)	(929.4)	(934.4)
Retained earnings	70.9	96.5
Accumulated other comprehensive income (loss), net	2.5	(1.3)
TOTAL STOCKHOLDERS' DEFICIT OF REGAL ENTERTAINMENT GROUP	(855.9)	(839.1)
Noncontrolling interest	0.1	0.2
TOTAL DEFICIT	(855.8)	(838.9)
TOTAL LIABILITIES AND DEFICIT	$2,842.9	$2,645.7

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except share and per share data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
REVENUES:
Admissions	$2,008.1	$2,061.7	$2,038.2
Concessions	930.2	932.6	901.7
Other operating revenues	224.7	202.8	187.4
TOTAL REVENUES	3,163.0	3,197.1	3,127.3
OPERATING EXPENSES:
Film rental and advertising costs	1,067.8	1,107.3	1,093.1
Cost of concessions	123.8	119.5	114.4
Rent expense	426.8	427.6	421.5
Other operating expenses	912.6	883.2	863.7
General and administrative expenses (including share-based compensation of $9.2, $8.8 and $8.3 for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively)	86.6	84.6	78.8
Depreciation and amortization	249.7	230.7	216.8
Net loss on disposal and impairment of operating assets and other	24.0	4.8	19.7
TOTAL OPERATING EXPENSES	2,891.3	2,857.7	2,808.0
INCOME FROM OPERATIONS	271.7	339.4	319.3
OTHER EXPENSE (INCOME):
Interest expense, net	125.1	128.1	129.6
Loss on extinguishment of debt	1.3	2.9	5.7
Earnings recognized from NCM	(24.1)	(29.4)	(31.0)
Gain on sale of Open Road Films investment	(17.8)	—	—
Equity in income of non-consolidated entities and other, net	(39.2)	(43.9)	(38.3)
Merger related expenses	12.5	—	—
TOTAL OTHER EXPENSE, NET	57.8	57.7	66.0
INCOME BEFORE INCOME TAXES	213.9	281.7	253.3
PROVISION FOR INCOME TAXES	101.6	111.2	100.1
NET INCOME	112.3	170.5	153.2
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, NET OF TAX	—	(0.1)	0.2
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$112.3	$170.4	$153.4
EARNINGS PER SHARE OF CLASS A AND CLASS B COMMON STOCK (NOTE 12):
Basic	$0.72	$1.09	$0.99
Diluted	$0.72	$1.09	$0.98
AVERAGE SHARES OUTSTANDING (in thousands):
Basic	156,336	155,995	155,680
Diluted	156,986	156,804	156,511
DIVIDENDS DECLARED PER COMMON SHARE	$0.88	$0.88	$0.88
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NET INCOME	$112.3	$170.5	$153.2
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in fair value of interest rate swap transactions	2.0	(2.3)	(4.3)
Amounts reclassified to net income from interest rate swaps	1.6	3.6	4.5
Change in fair value of available for sale securities	—	—	(0.2)
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.5)	—
Change in fair value of equity method investee interest rate swaps	0.2	—	(0.6)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3.8	0.8	(0.6)
TOTAL COMPREHENSIVE INCOME, NET OF TAX	116.1	171.3	152.6
Comprehensive (income) loss attributable to noncontrolling interest, net of tax	—	(0.1)	0.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST, NET OF TAX	$116.1	$171.2	$152.8

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF DEFICIT
(in millions, except amounts of cash dividends declared per share)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit of Regal Entertainment Group	Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2015	132.5	$0.1	23.7	$—	$(941.8)	$48.4	$(1.5)	$(894.8)	$(2.5)	$(897.3)
Net income attributable to controlling interest	—	—	—	—	—	153.4	—	153.4	—	153.4
Other comprehensive income (loss)	—	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Purchase of noncontrolling interest	—	—	—	—	(5.5)	—	—	(5.5)	2.9	(2.6)
Other noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation expense	—	—	—	—	7.7	—	—	7.7	—	7.7
Tax benefits from vesting of restricted stock and other	(0.3)	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Issuance of restricted stock	0.5	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.88 per share	—	—	—	—	(0.1)	(137.6)	—	(137.7)	—	(137.7)
Balances, December 31, 2015	132.7	0.1	23.7	—	(940.0)	64.2	(2.1)	(877.8)	0.2	(877.6)
Net income attributable to controlling interest	—	—	—	—	—	170.4	—	170.4	—	170.4
Other comprehensive income (loss)	—	—	—	—	—	—	0.8	0.8	—	0.8
Share-based compensation expense	—	—	—	—	7.9	—	—	7.9	—	7.9
Tax benefits from vesting of restricted stock and other	(0.1)	—	—	—	(2.3)	—	—	(2.3)	—	(2.3)
Issuance of restricted stock	0.5	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.88 per share	—	—	—	—	—	(138.1)	—	(138.1)	—	(138.1)
Balances, December 31, 2016	133.1	0.1	23.7	—	(934.4)	96.5	(1.3)	(839.1)	0.2	(838.9)
Net income attributable to controlling interest	—	—	—	—	—	112.3	—	112.3	—	112.3
Other comprehensive income (loss)	—	—	—	—	—	—	3.8	3.8	—	3.8
Other noncontrolling interest adjustments	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation expense	—	—	—	—	8.6	—	—	8.6	—	8.6
Tax benefits from vesting of restricted stock and other	(0.2)	—	—	—	(3.6)	0.3	—	(3.3)	—	(3.3)
Issuance of restricted stock	0.4	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.88 per share	—	—	—	—	—	(138.2)	—	(138.2)	—	(138.2)
Balances, December 31, 2017	133.3	$0.1	23.7	$—	$(929.4)	$70.9	$2.5	$(855.9)	$0.1	$(855.8)

See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112.3	$170.5	$153.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249.7	230.7	216.8
Amortization of debt discount	0.3	0.3	0.3
Amortization of debt acquisition costs	4.8	4.6	4.7
Share-based compensation expense	9.2	8.8	8.3
Deferred income tax provision (benefit)	(0.6)	2.4	(10.9)
Net loss on disposal and impairment of operating assets and other	24.0	14.6	19.7
Gain on lease termination	—	(9.8)	—
Equity in income of non-consolidated entities	(41.2)	(51.4)	(44.6)
Gain on sale of Open Road Films investment	(17.8)	—	—
Proceeds from business interruption insurance claim	0.3	—	—
Loss on extinguishment of debt	1.3	2.9	5.7
Gain on sale of available for sale securities	—	(1.0)	—
Non-cash (gain) loss on interest rate swaps	(0.6)	(0.1)	0.7
Non-cash rent income	(7.0)	(6.3)	(6.2)
Cash distributions on investments in other non-consolidated entities	12.3	12.0	3.6
Excess cash distribution on NCM shares	15.6	13.8	15.4
Landlord contributions	91.8	75.3	32.2
Proceeds from litigation settlement	1.9	—	—
Proceeds from lease termination and other	—	10.6	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade and other receivables	(27.7)	—	(19.0)
Inventories	(1.3)	1.5	(4.7)
Prepaid expenses and other assets	(3.6)	(2.5)	1.5
Accounts payable	31.1	(38.3)	63.1
Income taxes payable	(3.8)	6.7	0.2
Deferred revenue	(20.5)	(23.6)	3.6
Accrued expenses and other liabilities	(20.6)	(11.2)	(9.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	409.9	410.5	434.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(250.4)	(214.9)	(185.7)
Proceeds from disposition of assets	16.1	1.4	12.0
Investment in non-consolidated entities	(11.9)	(13.7)	(0.4)
Net cash used for acquisitions	(171.6)	—	(9.2)
Proceeds from sale of Open Road Films investment	10.3	—	—
Proceeds from sale of available for sale securities	—	3.6	—
Change in other long-term assets	(3.1)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(410.6)	(223.6)	(183.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used to pay dividends	(138.9)	(138.9)	(139.1)
Payments on long-term obligations	(23.5)	(21.7)	(23.3)
Landlord contributions received from lease financing arrangements	2.5	6.0	3.9
Cash paid for tax withholdings and other	(3.7)	(3.3)	(4.4)
Proceeds from Amended Senior Credit Facility	1,103.7	1,914.6	963.3
Payoff of Amended Senior Credit Facility	(953.7)	(1,914.6)	(963.2)
Payment of debt acquisition costs	(3.4)	(2.1)	(13.2)
Purchase of noncontrolling interest	—	—	(2.6)
NET CASH USED IN FINANCING ACTIVITIES	(17.0)	(160.0)	(178.6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17.7)	26.9	72.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	246.5	219.6	147.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$228.8	$246.5	$219.6
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$105.9	$101.9	$105.9
Cash paid for interest, net of amounts capitalized	$121.4	$124.3	$125.3
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in NCM	$6.3	$9.9	$9.0
Increase in property and equipment and other from lease financing arrangements	$3.2	$13.1	$3.2
See accompanying notes to consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, December 31, 2016, and December 31, 2015

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

Regal operates one of the largest and most geographically diverse theatre circuits in the United States, consisting of 7,322 screens in 560 theatres in 43 states along with Guam, Saipan, American Samoa and the District of Columbia as of December 31, 2017.

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

On December 5, 2017, Regal entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cineworld Group plc, a public limited company incorporated in England and Wales ("Cineworld"), Crown Intermediate Holdco, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Cineworld ("US Holdco"), and Crown Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of US Holdco (the "Merger Sub").  The Merger Agreement provides, subject to its terms and conditions, for the acquisition of Regal by Cineworld at a price of $23.00 in cash for each share of Regal’s Class A common stock and Class B common stock (each, a "Share"), without interest and subject to deduction for any required withholding tax (the "Merger Consideration"), through the merger of the Merger Sub with and into Regal (the "Merger"), with Regal surviving the Merger as a wholly owned, indirect subsidiary of Cineworld.  Regal’s Board of Directors unanimously approved the Merger and the Merger Agreement and recommended that stockholders adopt the Merger Agreement. See Note 16—"Subsequent Events," for further developments occurring after December 31, 2017 with respect to the Merger.

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
December 31, 2017, December 31, 2016 and December 31, 2015

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

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of 3 months or less to be cash equivalents. At December 31, 2017, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 31, 2017 and December 31, 2016, the Company capitalized approximately $14.3 million and $8.0 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company's box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company's theatre locations and corporate office. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20 - 30 years
Equipment	3 - 20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3 - 5 years

As of December 31, 2017 and December 31, 2016, included in property and equipment is $189.3 million and $190.6 million of assets accounted for under capital leases and lease financing arrangements, before accumulated depreciation of $128.6 million and $118.0 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

The Company's analysis relative to long-lived assets resulted in the recording of impairment charges of $13.5 million, $7.9 million and $15.6 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the "lease commencement date" is the date at which we gain access to the leased asset. Historically, and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, these rental costs have not been significant to our consolidated financial statements.

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

Goodwill

The carrying amount of goodwill at December 31, 2017 and December 31, 2016 was approximately $345.8 million and $327.0 million, respectively. The $18.8 million net increase in goodwill during year ended December 31, 2017 was primarily attributable to $26.2 million of goodwill recorded in connection with the Company's acquisitions of nine theatres with 134 screens, which are more fully described in Note 3—"Acquisitions," partially offset by a $7.3 million impairment charge to one of the Company’s reporting units as described below. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles-Goodwill and Other-Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. Goodwill impairment is evaluated using an approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of ASU 2017-04 was to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The Company early adopted ASU 2017-04 in connection with its interim goodwill impairment test performed during the quarter ended September 30, 2017 as further described below. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. After considering various industry specific factors, the Company conducted an interim goodwill impairment assessment during the quarter ended September 30, 2017, which indicated that the carrying value of one of its reporting units exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of approximately $7.3 million. The Company's annual goodwill impairment assessment for the year ended December 31, 2016 indicated that the carrying value of one of its reporting units exceeded its estimated fair value and as a result, the Company recorded a goodwill impairment charge of approximately $1.7 million. The Company's annual goodwill impairment assessment for the year ended December 31, 2015 indicated that the estimated fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Intangible Assets

As of December 31, 2017 and December 31, 2016, intangible assets totaled $69.6 million and $66.8 million, respectively, before accumulated amortization of $26.0 million and $20.8 million, respectively. Such intangible assets are recorded at fair value and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. The Company's identifiable intangible assets substantially consist of favorable leases acquired in connection with various acquisitions since fiscal 2008. During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company recognized $3.8 million, $3.8 million and $3.7 million of amortization, respectively, related to these intangible assets.

Estimated amortization expense for the next five fiscal years for such intangible assets as of December 31, 2017 is projected below (in millions):

2018	$3.8
2019	3.7
2020	3.5
2021	3.3
2022	3.2

During the year ended December 31, 2017, the Company recorded a favorable lease impairment charge of approximately $1.4 million related to a theatre scheduled to be closed. During the year ended December 31, 2016, the Company recorded a favorable lease impairment charge of approximately $0.3 million related to a theatre closure. The Company did not record an impairment of any intangible assets during the year ended December 31, 2015.

Debt Acquisition Costs

Debt acquisition costs are deferred and amortized to interest expense using the effective interest method over the terms of the related agreements. In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intended to simplify the presentation of debt issuance costs. Prior to the issuance of ASU 2015-03, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The costs will continue to be amortized to interest expense using the effective interest method. The Company adopted this guidance during the quarter ended March 31, 2016. Debt issuance costs associated with long-term debt, net of accumulated amortization, were $23.1 million and $25.8 million as of December 31, 2017 and December 31, 2016, respectively.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

Investments

The Company primarily accounts for its investments in non-consolidated subsidiaries using the equity method of accounting and has recorded the investments within "Other Non-Current Assets" and "Other Non-Current Liabilities" as applicable in its consolidated balance sheets. The Company records equity in earnings and losses of these entities in its consolidated statements of income. As of December 31, 2017, the Company holds a 17.9% interest in National CineMedia, LLC ("National CineMedia" or "NCM") and a 46.7% interest in Digital Cinema Implementation Partners, LLC. The carrying value of the Company's investment in these and other entities as of December 31, 2017 and December 31, 2016 was approximately $407.1 million and $367.7 million, respectively.

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

There was no impairment of the Company's investments during the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

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

Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—"Income Taxes," the Company applies the provisions of ASC Subtopic 740-10, Income Taxes—Overview. In accordance with ASC Subtopic 740-10, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company's process for determining the provision for income taxes.

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
December 31, 2017, December 31, 2016 and December 31, 2015

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

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the 2007 ESA modification, amounts recorded in connection with the receipt of newly issued common units of National CineMedia, cash received from the sale of bulk tickets and gift cards, and amounts received in connection with vendor marketing programs. The amount we received for agreeing to the ESA modification is being amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method. In addition, as described in Note 4—"Investments," amounts recorded as deferred revenue in connection with the receipt of newly issued common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement are being amortized to advertising revenue over the remaining term of the ESA following the units of revenue method. As of December 31, 2017 and December 31, 2016, approximately $418.5 million and $425.0 million of deferred revenue, respectively, related to the ESA was recorded as components of current and non-current deferred revenue in the accompanying consolidated balance sheets. Deferred revenue related to gift cards and bulk ticket sales and vendor marketing programs is recognized as revenue as described above in this Note 2 under "Revenue Recognition." As of December 31, 2017 and December 31, 2016, approximately $168.6 million and $175.6 million of deferred revenue, respectively, related to the gift cards and bulk tickets was recorded as a component of current deferred revenue in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at the Company's theatres and can redeem such credits for movie tickets, concession items and movie memorabilia at the theatre or in an online reward center.  Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the costs of these awards have not been significant to the Company's consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

Segments

As of December 31, 2017, December 31, 2016 and December 31, 2015, the Company managed its business under one reportable segment: theatre exhibition operations.

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

Comprehensive Income

Total comprehensive income, net of tax, for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was $116.1 million, $171.3 million and $152.6 million, respectively. Total comprehensive income consists of net income and other comprehensive income, net of tax, related to the change in the aggregate unrealized gain/loss on the Company's interest rate swap arrangement, the change in fair value of available for sale equity securities (including other-than-temporary impairments), the reclassification adjustment for gain on sale of available for sale securities recognized in net income and the change in fair value of equity method investee interest rate swap transactions during each of the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The Company's interest rate swap arrangements and available for sale equity securities are further described in Note 13—"Derivative Instruments" and Note 14—"Fair Value of Financial Instruments."

Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). The purpose of ASU 2016-07 is to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

periods within those fiscal years and early adoption is permitted. The Company's adoption of ASU 2016-07 during the quarter ended March 31, 2017 had no impact on the Company's consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company's adoption of ASU 2016-09 had the impact of reducing income tax expense by approximately $1.3 million pertaining to excess tax benefits related to vesting of 493,516 restricted stock awards and to a lesser extent, dividends paid on restricted stock during the year ended December 31, 2017. Historically, such excess tax benefits would have been recorded as a component of additional paid-in capital.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 in connection with its interim goodwill impairment test performed during the year ended December 31, 2017 as further described in Notes 2 and 14 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Recently Issued FASB Accounting Standard Codification Updates

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or modified retrospective transition method. ASU 2014-09 was originally effective for annual and interim reporting periods beginning after December 15, 2016. However, the standard was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted as of the original effective date. In addition, amendments in subsequent Accounting Standards Updates have either clarified or revised guidance as set forth in ASU 2014-09, including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.

The Company has selected the modified retrospective method for adoption of ASU 2014-09 and its related ASU amendments. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption (January 1, 2018) as described below, but will not restate prior periods. The adoption of ASU 2014-09 and its related ASU amendments primarily impacts the Company's accounting for its (i) loyalty program, (ii) gift cards and bulk tickets, including commissions paid to third parties, (iii) the classification of internet ticketing surcharges and (iv) amounts recorded as deferred revenue and the method of amortization for the advanced payment received in connection with the 2007 National CineMedia ESA modification and subsequent receipts of common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement. While we do not believe the adoption of ASU 2014-09 will have a material impact on our net income or cash flows from operations, we do expect the standard to materially impact the timing and classification of revenues and related expenses in the following key areas:

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

•
First, we believe the advanced payment received in connection with the 2007 National CineMedia ESA modification and subsequent receipts of common units of National CineMedia pursuant to the provisions of the Common Unit Adjustment Agreement, each as described in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, include a significant financing component under ASU 2014-09. Accordingly, we expect advertising revenues will increase materially with a similar offsetting increase in non-cash interest expense beginning January 1, 2018. Through December 31, 2017, the Company utilized the units of revenue method to amortize such amounts, but will change its amortization to a straight-line method under ASU 2014-09 effective January 1, 2018. We do not expect these changes to have a material impact on our net income or cash flows from operations. As of the date of this Form 10-K, the Company expects to reduce its opening January 1, 2018 retained earnings balance (along with a corresponding credit to deferred revenue) by approximately $15 million to $20 million, before related tax effects, to give effect to the change in amortization method with respect to these advanced payments.

•
Second, under ASU 2014-09 and effective January 1, 2018, the Company will record internet ticketing surcharge fees based on the gross transaction price. Previously, the Company recorded such fees net of third-party commission or service fees. This change will have the effect of materially increasing other operating revenues and other operating expenses, but will have no impact on net income or cash flows from operations.

•
Third, with respect to our gift card and bulk ticket programs, the adoption of ASU 2014-09 is not expected to have a material impact on the annual revenue we currently recognize from these programs, but it will change the method in which we recognize revenue from gift cards and bulk tickets. Through December 31, 2017, the Company recognized revenue associated with gift cards and bulk tickets when redeemed, or when the likelihood of redemption became remote (known as "breakage" in our industry) based on historical experience. Under ASU 2014-09 and effective January 1, 2018, the Company will recognize revenue from unredeemed gift cards and bulk tickets as redeemed and will recognize breakage following the proportional method where revenue is recognized in proportion to the pattern of rights exercised by the customer when the Company expects that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts. As of the date of this Form 10-K, the Company expects to reduce its opening January 1, 2018 retained earnings balance (along with a corresponding credit to deferred revenue) by approximately $25 million to $30 million, before related tax effects, to give effect to this change in accounting for our gift card and bulk ticket programs.

With respect to gift card commissions paid to third parties, under ASU 2014-09 and effective January 1, 2018, the Company will begin to amortize the commission fees over the expected redemption period. Previously, such gift card commissions were expensed as incurred. We do not expect these changes to have a material impact on our net income or cash flows from operations, however we do expect to increase our opening January 1, 2018 retained earnings balance (along with a corresponding debit to a gift card commission contract asset) by approximately $18 million to $20 million, before related tax effects, to give effect to this change in accounting for our gift card commissions.

•
Finally, with respect to other areas impacted by ASU 2014-09 such as our loyalty program, we do not expect those accounting changes to have a material impact on our net income or cash flows from operations. Through December 31, 2017, the Company recorded the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Under ASU 2014-09 and effective January 1, 2018, the Company will estimate the fair value of providing such loyalty program awards at the time the related awards are earned. As of the date of this Form 10-K, the Company expects to reduce its opening January 1, 2018 retained earnings balance (along with a corresponding credit to deferred revenue) by approximately $40 million to $50 million, before related tax effects, to give effect to this change in accounting for our loyalty program.

The Company is currently finalizing its review of ASU 2014-09 and its related ASU amendments with respect to required disclosures and financial statement presentation for fiscal 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

3. ACQUISITIONS

On April 13, 2017, the Company completed the acquisition of two theatres with 41 screens located in Houston, Texas from Santikos Theaters, Inc. for an aggregate net cash purchase price of $29.8 million. In addition, on April 18, 2017, the Company purchased a parcel of land located in Montgomery County, Texas from an entity affiliated with Santikos Theaters, Inc. for a net cash purchase price of approximately $7.3 million. On May 18, 2017, the Company completed the acquisition of seven theatres with 93 screens located in Kansas and Oklahoma from Warren Theatres for an aggregate net cash purchase price, before post-closing adjustments, of $134.5 million. The Company incurred approximately $1.7 million in transaction costs associated with these acquisitions, which are reflected in "general and administrative expenses" in the accompanying consolidated statements of income for year ended December 31, 2017.

The transactions have been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in each transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including preliminary valuation assessments. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as appraisals of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of the final allocation of the aggregate purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

The results of operations of the acquired theatre operations have been included in the Company's consolidated financial statements for periods subsequent to the respective acquisition dates. The acquisitions contributed approximately $57.9 million of total revenues for the year ended December 31, 2017. Net income was an immaterial amount for the year ended December 31, 2017.

The following unaudited pro forma results of operations for the years ended December 31, 2017 and December 31, 2016 assume the acquisitions occurred as of the beginning of fiscal 2016. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

(in millions, except per share data)	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenues	$3,196.0	$3,295.6
Income from operations	272.1	343.4
Net income attributable to controlling interest	112.5	172.7
Diluted earnings per share	$0.72	$1.10

4. INVESTMENTS

Investment in National CineMedia, LLC

We maintain an investment in National CineMedia. National CineMedia provides in-theatre advertising for its theatrical exhibition partners, which include us, AMC Entertainment Holdings, Inc. ("AMC") and Cinemark Holdings, Inc. ("Cinemark").

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

In connection with the completion of the IPO, the joint venture partners, including RCI, amended and restated their exhibitor services agreements with National CineMedia in exchange for a significant portion of its pro rata share of the IPO proceeds. The modification extended the term of the exhibitor services agreement ("ESA") to 30 years, provided National CineMedia with a 5-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. The theatre access fee is composed of a fixed $0.0816 payment per patron for fiscal 2017 and increases by 8% every 5 years starting at the end of fiscal 2011, a fixed $800 payment per digital screen each year, which increases by 5% annually starting at the end of fiscal 2007 (or $1,304 for fiscal 2017) and an additional payment per digital screen of $670 for fiscal 2017. The access fee revenues received by the Company under its contract are determined annually based on a combination of both fixed and variable factors which include the total number of theatre screens, attendance and actual revenues (as defined in the ESA) generated by National CineMedia. The ESA does not require us to maintain a minimum number of screens and does not provide a fixed amount of access fee revenue to be earned by the Company in any period. The theatre access fee paid in the aggregate to us, AMC and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of the ESA. In addition, we receive mandatory quarterly distributions of any excess cash from National CineMedia. The modified ESA has, except with respect to certain limited services, a remaining term of approximately 20 years.

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

As described further below, subsequent to the IPO and through December 31, 2017, the Company received from National CineMedia approximately 12.9 million newly issued common units of National CineMedia ("Additional Investments Tranche") as a result of the adjustment provisions of the Common Unit Adjustment Agreement. The Company follows the guidance in ASC 323-10-35-29 (formerly EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Loss Recognition) by analogy, which also refers to AICPA Technical Practice Aid 2220.14, which indicates that if a subsequent

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

investment is made in an equity method investee that has experienced significant losses, the investor must determine if the subsequent investment constitutes funding of prior losses. The Company concluded that the construction or acquisition of new theatres that has led to the common unit adjustments included in its Additional Investments Tranche equates to making additional investments in National CineMedia. The Company evaluated the receipt of the additional common units in National CineMedia and the assets exchanged for these additional units and has determined that the right to use its incremental new screens would not be considered funding of prior losses. As such, the Additional Investments Tranche is accounted for separately from the Company's Initial Investment Tranche following the equity method with undistributed equity earnings included as a component of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

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

The Company accounts for its investment in National CineMedia following the equity method of accounting and such investment is included as a component of "Other Non-Current Assets" in the consolidated balance sheets. Below is a summary of activity with National CineMedia included in the Company's consolidated financial statements as of and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

	As of the period ended			For the period ended
	Investment in NCM	Deferred Revenue	Cash Received	Earnings recognized from NCM	Other NCM Revenues
Balance as of and for the period ended January 1, 2015	$157.4	$(428.5)	$53.3	$(32.1)	$(23.8)
Receipt of additional common units(1)	9.0	(9.0)	—	—	—
Receipt of excess cash distributions(2)	(11.8)	—	30.5	(18.7)	—
Receipt under tax receivable agreement(2)	(3.5)	—	9.5	(6.0)	—
Revenues earned under ESA(3)	—	—	16.7	—	(16.7)
Amortization of deferred revenue(4)	—	10.8	—	—	(10.8)
Equity income attributable to additional common units(5)	6.3	—	—	(6.3)	—
Balance as of and for the period ended December 31, 2015	$157.4	$(426.7)	$56.7	$(31.0)	$(27.5)
Receipt of additional common units(1)	9.9	(9.9)	—	—	—
Receipt of excess cash distributions(2)	(9.3)	—	23.3	(14.0)	—
Receipt under tax receivable agreement(2)	(4.5)	—	11.4	(6.9)	—
Revenues earned under ESA(3)	—	—	16.7	—	(16.7)
Amortization of deferred revenue(4)	—	11.6	—	—	(11.6)
Equity income attributable to additional common units(5)	8.5	—	—	(8.5)	—
Balance as of and for the period ended December 31, 2016	$162.0	$(425.0)	$51.4	$(29.4)	$(28.3)
Receipt of additional common units(1)	6.3	(6.3)	—	—	—
Receipt of excess cash distributions(2)	(12.2)	—	29.4	(17.2)	—
Receipt under tax receivable agreement(2)	(3.4)	—	8.3	(4.9)	—
Revenues earned under ESA(3)	—	—	17.1	—	(17.1)
Amortization of deferred revenue(4)	—	12.8	—	—	(12.8)
Equity income attributable to additional common units(5)	7.6	—	—	(7.6)	—
Change in interest loss(6)	(5.6)	—	—	5.6	—
Balance as of and for the period ended December 31, 2017	$154.7	$(418.5)	$54.8	$(24.1)	$(29.9)
_______________________________________________________________________________

(1)
On March 16, 2017, March 17, 2016, and March 17, 2015, we received from National CineMedia approximately 0.5 million, 0.7 million and 0.6 million, respectively, newly issued common units of National CineMedia in accordance with the annual adjustment provisions of the Common Unit Adjustment Agreement. The Company recorded the additional common units (Additional Investments Tranche) at fair value using the available closing stock prices of NCM, Inc. as of the dates on which the units were issued. As a result of these adjustments, the Company recorded increases to its investment in National CineMedia (along with corresponding increases to deferred revenue) of $6.3 million, $9.9 million and $9.0 million during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Such deferred revenue amounts are being amortized to advertising revenue over the remaining term of the ESA between RCI and National CineMedia following the units of revenue method as described in (4) below. As of December 31, 2017, we held approximately 27.6 million common units of National CineMedia. On a fully diluted basis, we own a 17.9% interest in NCM, Inc. as of December 31, 2017.

(2)
During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company received $37.7 million, $34.7 million, $40.0 million, respectively, in cash distributions from National CineMedia, exclusive of receipts for services performed under the ESA (including payments of $8.3 million, $11.4 million, and $9.5 million received under the tax receivable agreement). Approximately $15.6 million, $13.8 million and $15.3 million of these cash distributions received during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, were attributable to the Additional Investments Tranche and were recognized as a reduction in our investment in National CineMedia. The remaining amounts were recognized in equity earnings during each of these periods and have been included as components of "Earnings recognized from NCM" in the accompanying consolidated financial statements.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

(3)
The Company recorded other revenues, excluding the amortization of deferred revenue, of approximately $17.1 million, $16.7 million and $16.7 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, pertaining to our agreements with National CineMedia, including per patron and per digital screen theatre access fees (net of payments $12.5 million, $12.2 million and $11.8 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, for on-screen advertising time provided to our beverage concessionaire) and other NCM revenues. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

(4)
Amounts represent amortization of ESA modification fees received from NCM to advertising revenue utilizing the units of revenue amortization method. These advertising revenues are presented as a component of "Other operating revenues" in the Company's consolidated financial statements.

(5)
Amounts represent the Company's share in the net gain (loss) of National CineMedia with respect to the Additional Investments Tranche. Such amounts have been included as a component of "Earnings recognized from NCM" in the consolidated financial statements.

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

As of December 31, 2017, approximately $3.1 million and $1.5 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively. As of December 31, 2016, approximately $2.8 million and $1.3 million due from/to National CineMedia were included in "Trade and other receivables, net" and "Accounts payable," respectively.

As of the date of this Form 10-K, no summarized financial information for National CineMedia was available for the year ended December 31, 2017. Summarized consolidated statements of income information for National CineMedia for the years ended December 29, 2016 December 31, 2015, and January 1, 2015 is as follows (in millions):

	Year Ended December 29, 2016	Year Ended December 31, 2015	Year Ended January 1, 2015
Revenues	$447.6	$446.5	$394.0
Income from operations	173.0	140.5	159.2
Net income	109.3	87.5	96.3
Summarized consolidated balance sheet information for National CineMedia as of December 29, 2016 and December 31, 2016 is as follows (in millions):

	December 29, 2016	December 31, 2015
Current assets	$180.9	$159.5
Noncurrent assets	607.6	612.5
Total assets	788.5	772.0
Current liabilities	121.1	113.1
Noncurrent liabilities	924.3	925.4
Total liabilities	1,045.4	1,038.5
Members' deficit	(256.9)	(266.5)
Liabilities and members' deficit	788.5	772.0

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

from participating exhibitors, including us. In addition to its U.S. digital deployment, DCIP actively manages the deployment of over 1,800 digital systems in Canada for Canadian Digital Cinema Partnership, a joint venture between Cineplex Inc. and Empire Theatres Limited.

Regal holds a 46.7% economic interest in DCIP as of December 31, 2017 and a one-third voting interest along with subsidiaries of each of AMC and Cinemark. Since the Company does not have a controlling financial interest in DCIP or any of its subsidiaries, it accounts for its investment in DCIP under the equity method of accounting. The Company's investment in DCIP is included as a component of "Other Non-Current Assets" in the accompanying consolidated balance sheets. The changes in the carrying amount of our investment in DCIP for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 are as follows (in millions):

Balance as of January 1, 2015	$126.3
Equity contributions	0.4
Equity in earnings of DCIP(1)	37.0
Receipt of cash distributions(2)	(2.0)
Change in fair value of equity method investee interest rate swap transactions	(1.0)
Balance as of December 31, 2015	160.7
Equity contributions	0.5
Equity in earnings of DCIP(1)	41.6
Receipt of cash distributions(2)	(9.7)
Change in fair value of equity method investee interest rate swap transactions	0.1
Balance as of December 31, 2016	193.2
Equity contributions	1.2
Equity in earnings of DCIP(1)	43.5
Receipt of cash distributions(2)	(9.5)
Change in fair value of equity method investee interest rate swap transactions	0.3
Balance as of December 31, 2017	$228.7
_______________________________________________________________________________

(1)
Represents the Company's share of the net income of DCIP. Such amount is presented as a component of "Equity in income of non-consolidated entities and other, net" in the accompanying consolidated statements of income.

(2)	Represents cash distributions from DCIP as a return on its investment.

In accordance with the master equipment lease agreement (the "Master Lease"), the digital projection systems are leased from a subsidiary of DCIP under a 12-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option. As of December 31, 2017, under the Master Lease, the Company pays annual minimum rent of $1,000 per digital projection system through the end of the lease term. The Company considers the $1,000 rent payment to be a minimum rental, and accordingly, records such rent on a straight-line basis in its consolidated financial statements. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company accounts for the Master Lease as an operating lease for accounting purposes. During the years ended December 31, 2017, December 31, 2016, and December 31, 2015, the Company incurred total rent expense of approximately $5.3 million, $5.3 million, and $5.4 million, respectively, associated with the leased digital projection systems. Such rent expense is presented as a component of "Other operating expenses" in the Company's consolidated statements of income.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

Summarized consolidated statements of operations information for DCIP for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 is as follows (in millions):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net revenues	$177.4	$178.8	$172.3
Income from operations	106.7	107.9	103.4
Net income	93.1	89.2	79.3

Summarized consolidated balance sheet information for DCIP as of December 31, 2017 and 2016 is as follows (in millions):

	December 31, 2017	December 31, 2016
Current assets	$56.3	$45.1
Noncurrent assets	772.4	861.3
Total assets	828.7	906.4
Current liabilities	59.2	44.8
Noncurrent liabilities	296.8	464.2
Total liabilities	356.0	509.0
Members' equity	472.7	397.4
Liabilities and members' equity	828.7	906.4

Investment in Open Road Films

On August 4, 2017, the Company sold all of its 50% equity interest in Open Road Films, a film distribution company jointly owned by us and AMC, to a third party for total proceeds of approximately $14.0 million. In accordance with the purchase agreement, approximately $3.7 million of the net proceeds received were in satisfaction of various receivables and other amounts due to the Company related to film marketing services provided to Open Road Films prior to the closing date. As a result of the sale, the Company recorded a gain of approximately $17.8 million, representing the difference between the net proceeds received of $10.3 million (after satisfaction of the above amounts due the Company) and the carrying amount of the Company's investment in Open Road Films (approximately $(7.5) million) as of the closing date. Also effective with closing, the Company and Open Road Films entered into a new marketing agreement with respect to films released by Open Road Films after the closing date.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

5. DEBT OBLIGATIONS

Debt obligations at December 31, 2017 and December 31, 2016 consist of the following (in millions):

	December 31, 2017	December 31, 2016
Regal Cinemas Amended Senior Credit Facility, net of debt discount	$1,097.2	$954.7
Regal 5 3/4% Senior Notes Due 2022	775.0	775.0
Regal 5 3/4% Senior Notes Due 2025	250.0	250.0
Regal 5 3/4% Senior Notes Due 2023	250.0	250.0
Lease financing arrangements, weighted average interest rate of 11.22% as of December 31, 2017, maturing in various installments through November 2028	88.3	97.1
Capital lease obligations, 7.8% to 10.7%, maturing in various installments through December 2030	7.0	9.2
Other	2.8	4.1
Total debt obligations	2,470.3	2,340.1
Less current portion	26.6	25.5
Less debt issuance costs, net of accumulated amortization of $22.3 and $18.5, respectively	23.1	25.8
Total debt obligations, less current portion and debt issuance costs	$2,420.6	$2,288.8

Regal Cinemas Seventh Amended and Restated Credit Agreement— On April 2, 2015, Regal Cinemas entered into a seventh amended and restated credit agreement (the “Amended Senior Credit Facility”), with Credit Suisse AG as Administrative Agent (“Credit Suisse AG”) and the lenders party thereto which amended, restated and refinanced the sixth amended and restated credit agreement (the “Prior Senior Credit Facility”). The Amended Senior Credit Facility consisted of a term loan facility (the “Term Facility”) in an aggregate principal amount of $965.8 million with a final maturity date in April 2022 and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $85.0 million with a final maturity date in April 2020. The Term Facility amortized in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility, with the balance payable on the Term Facility maturity date. Proceeds from the Term Facility (approximately $963.3 million, net of debt discount) were applied to refinance the term loan under the Prior Senior Credit Facility, which had an aggregate outstanding principal balance of approximately $963.2 million. As a result of the amendment, the Company recorded a loss on debt extinguishment of approximately $5.7 million during the year ended December 31, 2015.

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

On December 2, 2016, Regal Cinemas entered into a permitted secured refinancing agreement (the “December 2016 Refinancing Agreement”) with REH, the guarantors party thereto, Credit Suisse AG and the lenders party thereto. Pursuant to the December 2016 Refinancing Agreement, Regal Cinemas consummated a permitted secured refinancing of the Term Facility, which had an aggregate principal balance of approximately $956.1 million, and in accordance therewith received term loans in an aggregate principal amount of approximately $956.1 million with a final maturity date in April 2022. Together with other amounts provided by Regal Cinemas, proceeds of the term loans were applied to repay all of the outstanding principal and accrued and unpaid interest on the Term Facility under the Amended Senior Credit Facility. In connection with the execution of the December 2016 Refinancing Agreement, the Company recorded a loss on debt extinguishment of approximately $1.4 million during the quarter ended December 31, 2016.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

Pursuant to the June 2017 Refinancing Agreement, Regal Cinemas also exercised the “accordion” feature under the Amended Senior Credit Facility to increase the aggregate amount of term loans thereunder by $150.0 million (the "2017 Accordion"). The "accordion" feature provides Regal Cinemas with the option to borrow additional term loans under the Amended Senior Credit Facility in an amount of up to $200.0 million, plus additional amounts as would not cause the consolidated total leverage ratio to exceed 3.00:1.00, in each case, subject to lenders providing additional commitments for such amounts and the satisfaction of certain other customary conditions. The entire $150.0 million under the 2017 Accordion was fully drawn on June 6, 2017 on the same terms as the Refinanced Term Loans (such amounts drawn, the “Incremental Term Loans”, and together with the Refinanced Term Loans, the "New Term Loans"). A portion of the proceeds of the Incremental Term Loans were used by Regal Cinemas to pay fees and expenses related to the June 2017 Refinancing Agreement, with the remainder used to partially fund the acquisitions described in Note 2-"Acquisitions."

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

No amounts have been drawn on the Revolving Facility. As of December 31, 2017, we had approximately $2.7 million outstanding in letters of credit, leaving approximately $82.3 million available for drawing under the Revolving Facility. The obligations of Regal Cinemas are secured by, among other things, a lien on substantially all of its tangible and intangible personal property (including but not limited to accounts receivable, inventory, equipment, general intangibles, investment property, deposit and securities accounts, and intellectual property) and certain owned real property. The obligations under the Amended Senior Credit Facility are also guaranteed by certain subsidiaries of Regal Cinemas and secured by a lien on all or substantially all of such subsidiaries’ personal property and certain owned real property pursuant to that certain second amended and restated guaranty and collateral agreement, dated as of May 19, 2010, among Regal Cinemas, certain subsidiaries of Regal Cinemas party thereto and Credit Suisse AG (the “Amended Guaranty Agreement”). The obligations are further guaranteed by Regal Entertainment Holdings, Inc., on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of Regal Cinemas.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

As of December 31, 2017 and December 31, 2016, borrowings of $1,097.2 million (net of debt discount) and $954.7 million (net of debt discount), respectively, were outstanding under the New Term Loans and term facility under the Prior Senior Credit Facility at an effective interest rate of 3.68% (as of December 31, 2017) and 3.56% (as of December 31, 2016), after the impact of the interest rate swaps is taken into account.

See Note 16—"Subsequent Events," for further developments occurring after December 31, 2017 with respect to the Amended Senior Credit Facility in connection with the Merger.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

See Note 16—"Subsequent Events," for further developments occurring after December 31, 2017 with respect to the 5 3/4% Senior Notes Due 2022 in connection with the Merger.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

See Note 16—"Subsequent Events," for further developments occurring after December 31, 2017 with respect to the 5 3/4% Senior Notes Due 2025 in connection with the Merger.

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
December 31, 2017, December 31, 2016 and December 31, 2015

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

See Note 16—"Subsequent Events," for further developments occurring after December 31, 2017 with respect to the 5 3/4% Senior Notes Due 2023 in connection with the Merger.

Lease Financing Arrangements—These obligations primarily represent lease financing obligations resulting from the requirements of ASC Subtopic 840-40.

Maturities of Debt Obligations—The Company's long-term debt and future minimum lease payments for its capital lease obligations and lease financing arrangements are scheduled to mature as follows:

	Long-Term Debt and Other	Capital Leases	Lease Financing Arrangements	Total
	(in millions)
2018	$12.4	$1.0	$22.2	$35.6
2019	12.4	0.9	20.3	33.6
2020	11.1	0.9	14.7	26.7
2021	11.1	1.0	10.8	22.9
2022	1,828.0	1.0	9.0	1,838.0
Thereafter	500.0	8.1	52.7	560.8
Less: interest on capital leases and lease financing arrangements	—	(5.9)	(41.4)	(47.3)
Totals	$2,375.0	$7.0	$88.3	$2,470.3

Covenant Compliance—As of December 31, 2017, we are in full compliance with all agreements, including all related covenants, governing our outstanding debt obligations.

6. LEASES

The Company accounts for a majority of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 31, 2017, are summarized for the following fiscal years (in millions):

2018	$446.1
2019	404.0
2020	359.6
2021	322.0
2022	293.1
Thereafter	1,296.8
Total	$3,121.6

Rent expense under such operating leases amounted to $426.8 million, $427.6 million and $421.5 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Contingent rent expense was $20.9 million, $23.5 million and $22.7 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

7. INCOME TAXES

The components of the provision for income taxes for income from operations are as follows (in millions):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Federal:
Current	$79.5	$89.2	$91.1
Deferred	4.6	3.3	(8.1)
Total Federal	84.1	92.5	83.0
State:
Current	22.7	19.6	19.9
Deferred	(5.2)	(0.9)	(2.8)
Total State	17.5	18.7	17.1
Total income tax provision	$101.6	$111.2	$100.1
During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, a current tax benefit of $0.0 million, $0.9 million and $1.8 million, respectively, was allocated directly to stockholders' equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Provision calculated at federal statutory income tax rate	$74.9	$98.6	$88.7
State and local income taxes, net of federal benefit	5.9	12.2	11.1
U.S. Tax Cuts and Jobs Act	15.9	—	—
Permanent items	4.1	0.6	0.5
Other	0.8	(0.2)	(0.2)
Total income tax provision	$101.6	$111.2	$100.1

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded federal and state tax expense of $10.5 million due to a remeasurement of deferred tax assets and liabilities during the year ended December 31, 2017.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

With respect to our accounting for the effect of the changes in the Tax Reform Act, we are still in the process of evaluating the transition rule applicable to the executive compensation limitations that will be effective January 1, 2018 and the impact of the full-expensing provisions on property and equipment placed in service during the year ended December 31, 2017. Furthermore, the remeasurement of the deferred tax liabilities associated with the Company’s investments in National CineMedia and DCIP are based on estimates of the tax basis of these investments at December 31, 2017. Therefore, the federal and state tax expenses represent provisional amounts and the Company’s current best estimate. Any adjustments recorded to the provisional amounts during the one-year measurement period will be included in income from operations as an adjustment to

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Significant components of the Company's net deferred tax asset consisted of the following at (in millions):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$21.4	$46.6
Excess of tax basis over book basis of fixed assets	18.0	55.2
Deferred revenue	119.4	176.5
Deferred rent	76.6	86.6
Other	8.8	14.3
Total deferred tax assets	244.2	379.2
Valuation allowance	(16.7)	(34.5)
Total deferred tax assets, net of valuation allowance	227.5	344.7
Deferred tax liabilities:
Excess of book basis over tax basis of intangible assets	(34.9)	(58.7)
Excess of book basis over tax basis of investments	(128.2)	(219.1)
Other	(9.9)	(10.6)
Total deferred tax liabilities	(173.0)	(288.4)
Net deferred tax asset	$54.5	$56.3

At December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $69.4 million with expiration commencing in 2018. The Company's net operating loss carryforwards were generated by the entities of Edwards and Hollywood Theaters. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses acquired from Edwards and Hollywood Theaters may be impaired as a result of the "ownership change" limitations. The Company’s state net operating losses may be carried forward for various periods, between seven and 20 years, with expiration commencing in 2018. The Company also has net operating losses in U.S. territorial jurisdictions with expirations commencing in 2019.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $16.7 million and $34.5 million as of December 31, 2017 and December 31, 2016, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year ended December 31, 2017, the valuation allowance decreased by $11.0 million related to a reduction in certain state net operating losses in connection with the settlement of state tax positions and decreased by $6.8 million related to the U.S. Tax Cuts and Jobs Act.

In accordance with the provisions of ASC Subtopic 740-10, a reconciliation of the change in the amount of unrecognized tax benefits during the years ended December 31, 2017 and December 31, 2016 was as follows (in millions):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning balance	$10.9	$13.1
Decreases related to prior year tax positions	(2.5)	—
Increases related to current year tax positions	0.2	0.4
Lapse of statute of limitations	(2.9)	(2.6)
Ending balance	$5.7	$10.9

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

Exclusive of interest and penalties, it is reasonably possible that gross unrecognized tax benefits associated with state tax positions will decrease between $0.6 million and $3.5 million within the next 12 months primarily due to the settlement of tax disputes with taxing authorities and the expiration of the statute of limitations.

The total net unrecognized tax benefits that would affect the effective tax rate if recognized at December 31, 2017 and December 31, 2016 was $4.6 million and $5.4 million, respectively. Additionally, the total net unrecognized tax benefits that would result in an increase to the valuation allowance if recognized at December 31, 2017 and December 31, 2016 was approximately $0.0 million and $1.7 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2017 and December 31, 2016, the Company has accrued gross interest and penalties of approximately $2.0 million and $1.8 million, respectively. The total amount of interest and penalties recognized in the statement of income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was $0.2 million, $(0.2) million and $0.3 million, respectively.

The Company and its subsidiaries collectively file income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is not subject to U.S. federal or U.S. Territory examinations before 2014, and with limited exceptions, state examinations before 2013. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year. During the year ended December 31, 2017, the Company settled an Internal Revenue Service ("IRS") examination of its 2014 federal income tax return. The settlement did not have a material impact on the Company’s financial statements. In September 2017, the Company was notified that the IRS would examine its 2015 federal tax return. The Company is in the process of providing information requested by the IRS with respect to such tax year. Management believes that it has provided adequate provision for income taxes relative to the tax year under examination.

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

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified United Artists Theatre Circuit, Inc. (“UATC”), an indirect, wholly owned subsidiary of the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to UATC with respect to a property in Santa Clara, California that UATC owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to UATC setting out proposed site clean-up requirements for UATC with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. UATC submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, UATC filed a petition with the State Water Resources Control Board (“the State Board”) for review of the Regional Board’s order. The State Board failed to act on the petition and hence by operation of law it was deemed denied, and UATC filed a petition for writ of mandamus with the California Superior Court seeking review and modification of the order. On September 29, 2017, the Superior Court ruled in UATC’s favor and granted its Petition for a Writ of Mandamus challenging the cleanup and abatement order, and remanded the matter to the Regional Board for further proceedings in light of the Superior Court’s opinion. On November 3, 2017, the court amended its order to allow the Regional Board to remove UATC as a named discharger under the order while leaving the rest of the order intact against the current property owner. On November 30, 2017, the Regional Board filed a notice of appeal with the California Court of Appeal. UATC subsequently filed a notice of cross appeal to preserve its bankruptcy defense. UATC intends to continue to vigorously defend this matter. UATC has been cooperating with the Regional Board while it appeals the Regional Board's cleanup and abatement order. To that end, UATC and the current property owner jointly submitted, and on

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

October 27, 2015, the Regional Board approved, a Remedial Action Plan (“RAP”) to remediate the dry-cleaner contamination. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

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

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC ("Screenvision"). On November 3, 2014, the United States Department of Justice (the "DOJ") filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision to terminate the merger agreement. On March 17, 2015, the Company was notified by the DOJ that it had opened an investigation into potential anticompetitive conduct by and coordination among NCM, Inc., National CineMedia, Regal, AMC and Cinemark (the “DOJ Notice”). In addition, the DOJ Notice requested that the Company preserve all documents and information since January 1, 2011 relating to movie clearances or communications or cooperation between and among AMC, Regal and Cinemark or their participation in NCM. On May 28, 2015, the Company received a civil investigative demand (the “CID”) from the DOJ as part of an investigation into potentially anticompetitive conduct under Sections 1 and 2 of the Sherman Act, 15 U.S.C. § 1 and § 2. The Company has also received investigative demands from the antitrust sections of various state attorneys general regarding movie clearances and Regal's various joint venture investments, including National CineMedia. The CID and various state investigative demands require the Company to produce documents and answer interrogatories. The Company may receive additional investigative demands from the DOJ and state attorneys general regarding these or related matters. The Company has cooperated with these investigations and other related Federal or state investigations. The DOJ and various state investigations may also give rise to lawsuits filed against the Company related to clearances and the Company’s investments in its various joint ventures. While we do not believe that the Company has engaged in any violation of Federal or state antitrust or competition laws during its participation in NCM and other joint ventures, we can provide no assurances as to the scope, timing or outcome of the DOJ’s or any other state or Federal governmental reviews of the Company’s conduct.

In situations where management believes that a loss arising from judicial, administrative, regulatory and arbitration proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $3.3 million and $3.5 million as of December 31, 2017 and December 31, 2016, respectively. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

The Company has entered into employment contracts (the "employment contracts"), with four of its current executive officers, Ms. Miles and Messrs. Dunn, Ownby, and Brandow, to whom we refer as the "executive" or "executives." Under each of the employment contracts, the Company must indemnify each executive from and against all liabilities with respect to such executive's service as an officer, and as a director, to the extent applicable. In addition, under the employment contracts, each executive is entitled to severance payments in connection with the termination by the Company of the executive without cause, the termination by the executive for good reason, or the termination of the executive under circumstances in connection with a change of control of the Company (as defined within each employment contract).

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

Pursuant to the employment contracts, the maximum amount of payments and benefits payable (excluding the value of any unvested restricted stock and unvested performance shares) to Ms. Miles and Messrs. Dunn, Ownby and Brandow, in the aggregate, if such executives were terminated (in the event of a change of control), would be approximately $13.4 million as of December 31, 2017 and without giving effect to any increases in compensation effected after such date.

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

As of December 31, 2017, the Company's authorized capital stock consisted of:

•	500,000,000 shares of Class A common stock, par value $0.001 per share;

•	200,000,000 shares of Class B common stock, par value $0.001 per share; and

•	50,000,000 shares of preferred stock, par value $0.001 per share.

Of the authorized shares of Class A common stock, 18.0 million shares were sold in connection with the Company's initial public offering in May 2002. The Company's Class A common stock is listed on the New York Stock Exchange under the trading symbol "RGC." As of December 31, 2017, 133,306,994 shares of Class A common stock were outstanding. Of the authorized shares of Class B common stock, 23,708,639 shares were outstanding as of December 31, 2017, all of which are

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

beneficially owned by The Anschutz Corporation ("Anschutz"). Each share of Class B common stock converts into a single share of Class A common stock at the option of the holder or upon certain transfers of a holder's Class B common stock. Each holder of Class B common stock is entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Of the authorized shares of the preferred stock, no shares were issued and outstanding as of December 31, 2017. The Class A common stock is entitled to a single vote for each outstanding share of Class A common stock on every matter properly submitted to the stockholders for a vote. Except as required by law, the Class A and Class B common stock vote together as a single class on all matters submitted to the stockholders. The material terms and provisions of the Company's certificate of incorporation affecting the relative rights of the Class A common stock and the Class B common stock are described below.

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

As of December 31, 2017, Anschutz owned 12,440,000 shares of our issued and outstanding Class A Common Stock, representing approximately 9.3% of our Class A common stock issued and outstanding as of December 31, 2017, which together with the 23,708,639 shares of our Class B common stock owned by Anschutz, represents approximately 67.4% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock as of December 31, 2017.

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

Preferred Stock

The Company's certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company's Board of Directors is authorized, without further stockholder approval, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including dividend rights, conversion rights, voting rights, terms of

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. As of December 31, 2017, no shares of preferred stock are outstanding.

Share Repurchase Program

During the year ended December 31, 2017, the Company's Board of Directors authorized a share repurchase program, which provided for the authorization of the Company to repurchase up to $50.0 million of its outstanding Class A common stock through the first quarter of 2019. Repurchases can be made at management's discretion from time to time as market conditions warrant, through open market purchases, privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations. Treasury shares are retired upon repurchase. At retirement, the Company records treasury stock purchases at cost with any excess of cost over par value recorded as a reduction of additional paid-in capital. The Company made no repurchases of its outstanding Class A common stock during the year ended December 31, 2017.

Warrants

No warrants to acquire the Company's Class A or Class B common stock were outstanding as of December 31, 2017.

Dividends

Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.9 million in the aggregate, during the year ended December 31, 2017. Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $138.9 million in the aggregate, during the year ended December 31, 2016. Regal paid four quarterly cash dividends of $0.22 per share on each outstanding share of the Company's Class A and Class B common stock, or approximately $139.1 million in the aggregate, during the year ended December 31, 2015.

Share-Based Compensation

In 2002, the Company established the Regal Entertainment Group Stock Incentive Plan (as amended, the "2002 Incentive Plan"), which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the Company. As described below under "Restricted Stock" and "Performance Share Units," the 2002 Incentive Plan also provides for grants of restricted stock and performance shares that are subject to restrictions and risks of forfeiture.

On May 9, 2012, the stockholders of Regal approved amendments to the 2002 Incentive Plan increasing the number of shares of Class A common stock authorized for issuance under the 2002 Incentive Plan by a total of 5,000,000 shares and extending the term of the 2002 Incentive Plan to May 9, 2022. As of December 31, 2017, 3,777,066 shares remain available for future issuance under the 2002 Incentive Plan.

Stock Options

As of December 31, 2017, there were no options to purchase shares of Class A common stock outstanding under the 2002 Incentive Plan. There were no stock options granted during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, and no compensation expense related to stock options was recorded during such periods.

Restricted Stock

The 2002 Incentive Plan also provides for restricted stock awards to officers, directors and key employees. Under the 2002 Incentive Plan, shares of Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction. The restriction is fulfilled upon continued employment or service (in the case of directors) for a specified number of years (typically one to four years after the award date) and as such restrictions lapse, the award immediately vests. In addition, we will receive a tax deduction when restricted stock vests. The 2002 Incentive Plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

of such shares is prohibited during the restricted period. The shares are also subject to the terms and conditions of the 2002 Incentive Plan.

On January 28, 2015, 228,116 restricted shares were granted under the 2002 Incentive Plan at nominal cost to officers, directors and key employees. On January 13, 2016, 261,119 restricted shares were granted under the 2002 Incentive Plan at nominal cost to officers, directors and key employees. On January 11, 2017, 217,366 restricted shares were granted under the 2002 Incentive Plan at nominal cost to officers, directors and key employees.  These awards vest 25% at the end of each year for 4 years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The closing price of the Company's Class A common stock was $20.99 on January 28, 2015, $17.74 per share on January 13, 2016, and $22.10 on January 11, 2017. The Company assumed forfeiture rates ranging from 4% to 6% for such restricted stock awards.

During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company withheld approximately 166,761 shares, 177,769 shares and 204,540 shares, respectively, of restricted stock at an aggregate cost of approximately $3.6 million, $3.2 million and $4.3 million, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards. On January 8, 2017, 205,677 performance shares (originally granted on January 8, 2014) were effectively converted to shares of restricted common stock, as threshold performance goals for these awards were satisfied on January 8, 2017, the calculation date. These awards fully vested on January 8, 2018, the one-year anniversary of the calculation date. In addition, on January 9, 2016, 262,476 performance shares (originally granted on January 9, 2013) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 9, 2016, threshold performance goals for these awards were satisfied, and therefore, all 262,476 outstanding performance shares were converted to restricted shares as of January 9, 2016. These awards fully vested on January 9, 2017, the one year anniversary of the calculation date. Finally, on January 11, 2015, 306,696 performance shares (originally granted on January 11, 2012) were effectively converted to shares of restricted common stock. These awards fully vested on January 11, 2016, the one year anniversary of the calculation date.

During the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company recognized approximately $4.3 million, $4.1 million and $4.0 million, respectively, of share-based compensation expense related to restricted share grants. Such expense is presented as a component of "General and administrative expenses." The compensation expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 31, 2017, we have unrecognized compensation expense of $4.5 million associated with restricted stock awards, which is expected to be recognized through January 11, 2021.

The following table represents the restricted stock activity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Unvested shares at beginning of year:	765,952	773,643	885,365
Granted during the year	217,366	261,119	228,116
Vested during the year	(493,516)	(520,258)	(596,639)
Forfeited during the year	(29,567)	(11,028)	(49,895)
Conversion of performance shares during the year	205,677	262,476	306,696
Unvested shares at end of year	665,912	765,952	773,643
During the year ended December 31, 2017, the Company paid four cash dividends of $0.22 on each share of outstanding restricted stock totaling approximately $0.6 million.

Performance Share Units

The 2002 Incentive Plan also provides for grants in the form of performance share units to officers, directors and key employees. Performance share agreements are entered into between the Company and each grantee of performance share units. In 2009, the Company adopted an amended and restated form of performance share agreement (each, a "Performance Agreement" and collectively, the "Performance Agreements").  Pursuant to the terms and conditions of the Performance Agreements, grantees will be issued shares of restricted common stock of the Company in an amount determined by the

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

attainment of Company performance criteria set forth in each Performance Agreement. The shares of restricted common stock received upon attainment of the performance criteria will be subject to further vesting over a period of time, provided the grantee remains a service provider to the Company during such period. Under the Performance Agreement, which is described further in the section entitled "Compensation Discussion and Analysis—Elements of Compensation—Performance Shares," of our 2017 proxy statement filed with the Commission on April 10, 2017, each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock.

On January 28, 2015, 234,177 performance shares were granted under the 2002 Incentive Plan at nominal cost to officers and key employees. On January 13, 2016, 280,374 performance shares were granted under the 2002 Incentive Plan at nominal cost to officers and key employees. Finally, on January 8, 2017, 235,356 performance shares were granted under the 2002 Incentive Plan at nominal cost to officers and key employees. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 11, 2020 (the third anniversary of the grant date for the January 11, 2017 grant), January 8, 2017 (the third anniversary of the grant date for the January 8, 2014 grant), and January 28, 2018 (the third anniversary of the grant date for the January 28, 2015 grant), as set forth in the applicable Performance Agreement. Such performance shares vest on the fourth anniversary of their respective grant dates. The shares are subject to the terms and conditions of the 2002 Incentive Plan. The closing price of the Company's Class A common stock on the date of grant was $20.99 on January 28, 2015, $17.74 on January 13, 2016, and $22.10 on January 11, 2017, which approximates the respective grant date fair value of the awards. The Company assumed forfeiture rates ranging from 8% to 9% for such performance share awards.

The fair value of the performance share awards are amortized as compensation expense over the expected term of the awards of four years. During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company recognized approximately $4.9 million, $4.7 million and $4.3 million, respectively, of share-based compensation expense related to performance share grants. Such expense is presented as a component of "General and administrative expenses." As of December 31, 2017, we have unrecognized compensation expense of $6.1 million associated with performance share units, which is expected to be recognized through January 11, 2021.

The following table summarizes information about the Company's number of performance shares for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Unvested shares at beginning of year:	698,709	696,849	812,927
Granted (based on target) during the year	235,356	280,374	234,177
Cancelled/forfeited during the year	(28,492)	(16,038)	(43,559)
Conversion to restricted shares during the year	(205,677)	(262,476)	(306,696)
Unvested shares at end of year	699,896	698,709	696,849
In connection with the conversion of the above 205,677 performance shares, during the year ended December 31, 2017, the Company paid cumulative cash dividends of $3.64 (representing the sum of all cash dividends paid from January 8, 2014 through January 8, 2017) on each performance share converted, totaling approximately $0.7 million.  In connection with the conversion of the above 262,476 performance shares, during the year ended December 31, 2016, the Company paid cumulative cash dividends of $3.60 (representing the sum of all cash dividends paid from January 9, 2013 through January 9, 2016) on each performance share converted, totaling approximately $0.9 million. In connection with the conversion of the above 306,696 performance shares, during the year ended December 31, 2015, the Company paid cumulative cash dividends of $4.56 (representing the sum of all cash dividends paid from January 11, 2012 through January 11, 2015) and $4.58 (representing the sum of all cash dividends paid from June 25, 2012 through June 25, 2015) on each performance share converted, totaling approximately $1.4 million.The above table does not reflect the maximum or minimum number of shares of restricted stock contingently issuable. An additional 0.3 million shares of restricted stock could be issued if the performance criteria maximums are met as of December 31, 2017.

See Note 16—"Subsequent Events," for further developments occurring after December 31, 2017 with respect to our capital stock and share based compensation in connection with the Merger.

10. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, Regal Cinemas received approximately $0.3 million. $0.2 million, and $0.1 million, respectively, from an Anschutz affiliate for rent and other expenses related to a theatre facility.

During each of the years ended December 31, 2017, December 31, 2016 and December 31, 2015, in connection with an agreement with an Anschutz affiliate, Regal received various forms of advertising in exchange for on-screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million.

During each of the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company received approximately $0.5 million from an Anschutz affiliate for management fees related to a theatre site in Los Angeles, California.

Please also refer to Note 4—“Investments” for a discussion of other related party transactions associated with our various investments in non-consolidated entities.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Plan (the "401k Plan") under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all employees. The 401k Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations. The 401k Plan currently matches an amount equal to 100% of the first 3% of the participant's contributions and 50% of the next 2% of the participant's contributions. Employee contributions are invested in various investment funds based upon elections made by the employee. The Company made matching contributions of approximately $3.7 million, $3.4 million and $3.3 million to the 401k Plan in 2016, 2015 and 2014, respectively.

Union-Sponsored Plans

As of December 31, 2017, certain former theatre employees are covered by five insignificant union-sponsored multiemployer pension and health and welfare plans. Company contributions into those plans were determined in accordance with provisions of negotiated labor contracts and aggregated approximately $0.1 million for each of the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

During fiscal 2013, the Company received a notice of a written demand for payment of a complete withdrawal liability assessment from a collectively-bargained multiemployer pension plan, Local 160, Greater Cleveland Moving Picture Projector Operator’s Pension Plan ("Local 160") (Employment Identification No. 51-6115679), that covered certain of its unionized theatre employees. The Company made a complete withdrawal from Local 160 during fiscal 2012. The Company has established an estimated withdrawal liability of approximately $0.5 million related to its remaining plans, including Local 160, as of December 31, 2017.

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
December 31, 2017, December 31, 2016 and December 31, 2015

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

The following table sets forth the computation of basic and diluted earnings per share of Class A and Class B common stock (in millions, except share and per share data):

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Class A	Class B	Class A	Class B	Class A	Class B
Basic earnings per share:
Numerator:
Allocation of earnings	$95.3	$17.0	$144.5	$25.9	$130.0	$23.4
Denominator:
Weighted average common shares outstanding (in thousands)	132,627	23,709	132,286	23,709	131,971	23,709
Basic earnings per share	$0.72	$0.72	$1.09	$1.09	$0.99	$0.99
Diluted earnings per share:
Numerator:
Allocation of earnings for basic computation	$95.3	$17.0	$144.5	$25.9	$130.0	$23.4
Reallocation of earnings as a result of conversion of Class B to Class A shares	17.0	—	25.9	—	23.4	—
Reallocation of earnings to Class B shares for effect of other dilutive securities	—	—	—	—	—	(0.1)
Allocation of earnings	$112.3	$17.0	$170.4	$25.9	$153.4	$23.3
Denominator:
Number of shares used in basic computation (in thousands)	132,627	23,709	132,286	23,709	131,971	23,709
Weighted average effect of dilutive securities (in thousands)
Add:
Conversion of Class B to Class A common shares outstanding	23,709	—	23,709	—	23,709	—
Restricted stock and performance shares	650	—	809	—	831	—
Number of shares used in per share computations (in thousands)	156,986	23,709	156,804	23,709	156,511	23,709
Diluted earnings per share	$0.72	$0.72	$1.09	$1.09	$0.98	$0.98

13. DERIVATIVE INSTRUMENTS

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

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

earnings in the periods during which the hedged forecasted transaction affects earnings. See Note 14—"Fair Value of Financial Instruments" for discussion of the Company’s interest rate swaps’ fair value estimation methods and assumptions.

Below is a summary of Regal Cinemas' current interest rate swap agreements as of December 31, 2017:

Nominal Amount	Effective Date	Fixed Rate	Receive Rate	Expiration Date	Designated as Cash Flow Hedge	Gross Fair Value at December 31, 2017	Balance Sheet Location
$200.0 million	June 30, 2015	2.165%	1-month LIBOR	June 30, 2018	No	$(0.5) million	See Note 14
$250.0 million	June 30, 2018	1.908%	1-month LIBOR	June 30, 2022	Yes	$2.5 million	See Note 14
$200.0 million	December 31, 2018	1.900%	1-month LIBOR	December 31, 2021	Yes	$1.7 million	See Note 14

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

In connection with the June 2017 Refinancing Agreement described further in Note 5—"Debt Obligations,” no amendment or modification was made to the Company's interest swap agreement expiring on June 30, 2018 (originally designated to hedge $200.0 million of variable rate debt obligations). As a result, the interest rate swap no longer met the highly effective qualification for cash flow hedge accounting and accordingly, the remaining hedge relationship was de-designated effective June 6, 2017. Since the interest rate swap no longer qualifies for cash flow hedge accounting treatment, the change in its fair value since de-designation is recorded on the Company’s consolidated balance sheet as an asset or liability with the interest rate swap's gain or loss reported as a component of interest expense during the period of change. We estimate that $0.5 million of deferred pre-tax losses attributable to this interest rate swap will be reclassified into earnings as interest expense through June 30, 2018 as the underlying hedged transaction occurs.

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

The following tables show the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges recognized in other comprehensive income (loss), and amounts reclassified from accumulated other comprehensive income/loss to interest expense for the periods indicated (in millions):

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps	$3.3	$(3.8)	$(7.1)

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

	Pre-tax Amounts Reclassified from Accumulated Other Comprehensive Loss into Interest Expense, net
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Derivatives designated as cash flow hedges:
Interest rate swaps	$2.6	$6.0	$7.4

The changes in accumulated other comprehensive income (loss), net associated with the Company’s interest rate swap arrangements for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 were as follows (in millions):

	Interest Rate Swaps
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Accumulated other comprehensive loss, net, beginning of period	$(1.4)	$(2.7)	$(2.9)
Change in fair value of interest rate swap transactions (effective portion), net of taxes of $1.3, $1.5, and $2.8, respectively	2.0	(2.3)	(4.3)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of taxes of $1.0, $2.4 and $2.9, respectively	1.6	3.6	4.5
Accumulated other comprehensive income (loss), net, end of period	$2.2	$(1.4)	$(2.7)

The following table sets forth the effect of our interest rate swap arrangements on our consolidated statements of income for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 (in millions):

	Pre-tax Gain (Loss) Recognized in Interest Expense, net
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Derivatives designated as cash flow hedges (ineffective portion):
Interest rate swaps(1)	$0.7	$2.5	$1.9

Derivatives not designated as cash flow hedges:
Interest rate swaps (2)	$1.2	$—	$1.5
 ________________________________

(1)	Amounts represent the ineffective portion of the change in fair value of the hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements.

(2)
Amounts represent the change in fair value of the former hedging derivatives and are recorded as a reduction of interest expense in the consolidated financial statements from the de-designation dates of April 2, 2015 and June 6, 2017.

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
December 31, 2017, December 31, 2016 and December 31, 2015

Level 3 Inputs:    Unobservable inputs that are not corroborated by market data.

The following tables summarize the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

		Total Carrying Value at December 31, 2017	Fair Value Measurements at December 31, 2017
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Assets:
Interest rate swaps designated as cash flow hedges (1)	Other Non-Current Assets	$4.2	$—	$4.2	$—
Total assets at fair value		$4.2	$—	$4.2	$—
Liabilities:
Interest rate swap not designated as cash flow hedge (1)	Accrued Expenses	$0.5		$0.5
Total liabilities at fair value		$0.5	$—	$0.5	$—

		Total Carrying Value at December 31, 2016	Fair Value Measurements at December 31, 2016
	Balance Sheet Location		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in millions)
Liabilities:
Interest rate swap designated as cash flow hedge (1)	Accrued Expenses	$2.3	$—	$2.3	$—
Interest rate swap designated as cash flow hedge (1)	Other Non-Current Liabilities	$0.7	$—	$0.7	$—
Total liabilities at fair value		$3.0	$—	$3.0	$—
_______________________________________________________________________________

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

There were no changes in valuation techniques during the period. There were no transfers in or out of Level 3 during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

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

Long-Lived Assets, Intangible Assets and Other Investments

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

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

The Company’s analysis relative to long-lived assets resulted in the recording of impairment charges of $13.5 million, $7.9 million and $15.6 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres we deemed other than temporary.

The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. After considering various industry specific factors, the Company conducted an interim goodwill impairment assessment during the quarter ended September 30, 2017, which indicated that the carrying value of one of its reporting units exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of approximately $7.3 million. The Company's annual goodwill impairment assessment for the year ended December 31, 2016 indicated that the carrying value of one of its reporting units exceeded its estimated fair value and as a result, the Company recorded a goodwill impairment charge of approximately $1.7 million. Based on our annual impairment assessments conducted for the year ended December 31, 2015, we were not required to record a charge for goodwill impairment.

In addition, during the year ended December 31, 2017, the Company recorded a favorable lease impairment charge of approximately $1.4 million related to a theatre scheduled to be closed. During the year ended December 31, 2016, the Company recorded a favorable lease impairment charge of approximately $0.3 million related to a theatre closure. The Company did not record an impairment of any other intangible assets or investments in non-consolidated subsidiaries accounted for under the equity method during the years ended December 31, 2017, December 31, 2016 or December 31, 2015, respectively.

Long term obligations, excluding capital lease obligations, lease financing arrangements and other:

The fair value of the Amended Senior Credit Facility described in Note 5—"Debt Obligations," which consists of the New Term Loans and the Revolving Facility, is estimated based on quoted prices (Level 2 inputs as described in ASC Topic 820) as of December 31, 2017 and December 31, 2016. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the 5 3/4% Senior Notes Due 2022, the 5 3/4% Senior Notes Due 2025 and the 5 3/4% Senior Notes Due 2023 were estimated based on quoted prices (Level 1 inputs as described in ASC Topic 820) for these issuances as of as of December 31, 2017 and December 31, 2016.

The aggregate carrying values and fair values of long-term debt at December 31, 2017 and December 31, 2016 consist of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Carrying value	$2,372.2	$2,229.7
Fair value	$2,415.7	$2,287.1

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET

The following tables present for the years ended December 31, 2017 and December 31, 2016, respectively, the change in accumulated other comprehensive income (loss), net of tax, by component (in millions):

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

	Interest rate swaps	Equity method investee interest rate swaps	Total
Balance as of December 31, 2016	$(1.4)	$0.1	$(1.3)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	2.0	—	2.0
Amounts reclassified to net income from interest rate swaps	1.6	—	1.6
Change in fair value of equity method investee interest rate swaps	—	0.2	0.2
Total other comprehensive income (loss), net of tax	3.6	0.2	3.8
Balance as of December 31, 2017	$2.2	$0.3	$2.5

	Interest rate swaps	Available for sale securities	Equity method investee interest rate swaps	Total
Balance as of December 31, 2015	$(2.7)	$0.5	$0.1	$(2.1)
Other comprehensive income (loss), net of tax
Change in fair value of interest rate swap transactions	(2.3)	—	—	(2.3)
Amounts reclassified to net income from interest rate swaps	3.6	—	—	3.6
Reclassification adjustment for gain on sale of available for sale securities recognized in net income	—	(0.5)	—	(0.5)
Total other comprehensive income (loss), net of tax	1.3	(0.5)	—	0.8
Balance as of December 31, 2016	$(1.4)	$—	$0.1	$(1.3)

16. SUBSEQUENT EVENTS

Performance Share and Restricted Stock Activity

On January 28, 2018, 210,227 performance share awards (originally granted on January 28, 2015) were effectively converted to shares of restricted common stock. As of the calculation date, which was January 28, 2018, threshold performance goals for these awards were satisfied, and therefore, all 210,227 outstanding performance shares were converted to restricted shares as of January 28, 2018. In connection with the conversion of the above 210,227 performance shares, the Company paid a cumulative cash dividend of $2.64 (representing the sum of all cash dividends paid from January 28, 2015 through January 28, 2018) on each performance share converted, totaling approximately $0.6 million during the first fiscal quarter of 2018.

On January 10, 2018, 300,832 performance shares were granted under our 2002 Incentive Plan at nominal cost to officers and key employees. Each performance share represents the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock. The number of shares of restricted common stock earned will be determined based on the attainment of specified performance goals by January 10, 2021 (the third anniversary of the grant date) set forth in the 2009 Performance Agreement. Such performance shares fully vest on the fourth anniversary of the grant date. The shares are subject to the terms and conditions of the 2002 Incentive Plan. The closing price of our Class A common stock on the date of this grant was $22.89 per share.

Also on January 10, 2018, 270,630 restricted shares were granted under the 2002 Incentive Plan at nominal cost to officers, directors and key employees. Under the 2002 Incentive Plan, Class A common stock of the Company may be granted at nominal cost to officers, directors and key employees, subject to a continued employment/service restriction (typically one to four years after the award date). The awards vest 25% at the end of each year for four years (in the case of officers and key employees) and vest 100% at the end of one year (in the case of directors). The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. The shares are subject to the terms and conditions of the 2002 Incentive Plan. The closing price of our Class A common stock on the date of this grant was $22.89 per share.

REGAL ENTERTAINMENT GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017, December 31, 2016 and December 31, 2015

Declaration of Quarterly Dividend

On February 7, 2018, the Company declared a cash dividend of $0.22 per share on each share of the Company's Class A and Class B common stock (including outstanding restricted stock), which was paid on February 26, 2018, to stockholders of record on February 17, 2018.

Merger with Cineworld Group, plc

On February 28, 2018, following the satisfaction of the conditions in the Merger Agreement, Merger Sub was merged with and into the Company (the "Merger") pursuant to the Merger Agreement. As a result of the Merger, the Company became an indirect, wholly-owned subsidiary of Cineworld, the Company’s Class A Common Stock will no longer be listed on the New York Stock Exchange, and the registration of shares of the Company’s Class A common stock under the Exchange Act will be terminated. Upon the consummation of the Merger, (i) each share of our Class A and Class B common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held in the treasury by us or owned by us, any of our subsidiaries, Cineworld, US Holdco, the Merger Sub or any other subsidiary of Cineworld (all of which, if any, were canceled) and shares of our Class A common stock held by holders who properly exercised their appraisal rights under Delaware law) were converted into the right to receive $23.00 per share (the “Merger Consideration”); (ii) each outstanding and unvested Company restricted share was automatically fully vested, and was canceled and converted into the right to receive the Merger Consideration (less applicable withholding taxes); and (iii) each outstanding and unvested Company performance share award vested with respect to the target number of shares of Class A common stock that could be earned thereunder and was canceled and converted into the right to receive an amount of cash equal to the sum of (A) the product of the target number of shares then underlying such Company performance share award multiplied by the Merger Consideration and (B) the dividends paid with respect to the target number of shares then underlying such Company performance share award from the grant date to February 28, 2018 (less applicable withholding taxes). The 2002 Incentive Plan was terminated upon consummation of the Merger.

As the surviving corporation in the Merger, we adopted a certificate of incorporation providing for a total authorized capital stock consisting of 1,000 shares of common stock, par value $.01 per share. All of the issued and outstanding shares of our common stock are now owned by US Holdco.

The aggregate consideration paid by Cineworld in the Merger was approximately $3.6 billion, excluding related transaction fees and expenses and repayment of certain Company indebtedness. Cineworld and US Holdco funded a portion of the aggregate Merger Consideration, the refinancing of certain Company indebtedness, as described below, and related fees and expenses through an equity financing of approximately $2.3 billion by way of a rights issue to the existing stockholders of Cineworld, underwritten by Barclays Bank PLC, HSBC Bank plc and Investec Bank plc, that entitled such stockholders to subscribe for newly issued Cineworld ordinary shares. Cineworld and US Holdco funded the remaining portion of the aggregate Merger Consideration, the refinancing of certain Company indebtedness, as described below, and related fees and expenses and a debt financing of approximately $4.375 billion, consisting of (i) a senior secured term loan facility in an aggregate principal amount of approximately $4.075 billion and (ii) a senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “Financing Facilities”) and cash and cash equivalents held by Cineworld and its subsidiaries and the Company at the closing of the Merger. The Company and certain of its subsidiaries agreed to guaranty all obligations of the parties to the agreements underlying the Financing Facilities, and pledge substantially all of their respective assets to secure the obligations of such parties.

In connection with the consummation of the Merger, on February 28, 2018, all amounts outstanding under the Amended Senior Credit Facility were repaid in full, and the Amended Senior Credit Facility was terminated. Also in connection with the Merger, on February 28, 2018: (i) we notified the Trustee, in its capacity as trustee under the indentures governing the Notes of our intention to redeem all of the aggregate principal amounts outstanding under the Notes, (ii) at our request, the Trustee distributed an irrevocable notice of redemption to holders of the Notes, and (iii) we deposited with the Trustee funds in trust solely for the benefit of the holders of the Notes sufficient to pay and discharge the entire indebtedness on the Notes. The Notes will be redeemed in full on March 30, 2018.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BOARD OF DIRECTORS OF THE REGISTRANT
Pursuant to the terms of the Merger Agreement, all of the members of our Board of Directors resigned as directors as of the effective time of the Merger. For more information regarding changes expected to be effected as a result of consummation of the Merger, please refer to our Current Report on Form 8-K filed on February 28, 2018. There are no family relationships among any director, executive officer or any person nominated or chosen by us to become a director.

Code of Business Conduct and Ethics

Prior to the consummation of the Merger, our board of directors had adopted the Code of Business Conduct and Ethics applicable to the Company’s directors, officers and employees. The Code of Business Conduct and Ethics set forth the Company’s conflict of interest policy, records retention policy, insider trading policy and policies for the protection of the Company’s property, business opportunities and proprietary information. The Code of Business Conduct and Ethics required prompt disclosure to stockholders of any waiver of the Code of Business Conduct and Ethics for executive officers or directors made by the board of directors or any committee thereof. Copies of the Code of Business Conduct and Ethics were available on our website at www.regmovies.com under "Investor Relations"-"Corporate Governance" and are available in print, without charge, to any stockholder who sends a request to the office of the Secretary of Regal Entertainment Group at 101 East Blount Avenue, Knoxville, Tennessee 37920.

Audit Committee

Prior to the consummation of the Merger, the Company had a separately-designated Audit Committee. The members of the Audit Committee immediately prior to the Merger were Messrs. Brymer, Tyrrell and Yemenidjian (Chairman). Our board of directors has determined that each of such members of the Audit Committee was financially literate and that Mr. Yemenidjian qualified as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Based on the determination of director independence status defined under “Director Independence” in Item 13 below, Mr. Yemenidjian also qualified as an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Executive officers, directors and holders of greater than 10% of our Common Stock are required by regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely upon a review of the copies of such reports furnished to us and/or written representations that no other reports were required to be filed during fiscal 2017, all filing requirements under Section 16(a) applicable to our officers, directors and 10% stockholders were satisfied timely.

Item 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS
Merger Transaction
As discussed in Part I of this Form 10-K, Cineworld and the Company consummated the Merger on February 28, 2018. The discussion provided below highlights our compensation programs and practices for fiscal 2017 through the Merger. The Merger Agreement includes provisions for the treatment of outstanding equity awards under our 2002 Stock Incentive Plan. For more information regarding the treatment of such outstanding equity awards, please refer to "Executive Compensation-Potential Payments Upon Termination or Change in Control" below.

Goals and Objectives of Our Executive Compensation Program
The primary goals of our Compensation Committee with respect to executive compensation were to create value for our stockholders in both the short and long term through growth in our earnings and profits and to motivate and reward our executive officers, including our named executive officers as of the filing of this Annual Report on Form 10-K, Ms. Miles and Messrs. Ownby, Dunn and Brandow. To achieve these goals, we maintained compensation plans that tied a substantial portion of our executives’ overall compensation to key short‑term and long‑term strategic, operational and financial goals which, in fiscal 2017, were the achievement of budgeted levels of revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA"), earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") margin and other non‑financial goals that the Compensation Committee and board of directors deem important. We implemented this philosophy by focusing on the following three key objectives:
•    to attract, retain and motivate talented executives;
•    to tie annual and long‑term compensation incentives to achievement of specified performance objectives; and
•    to create long‑term value by aligning the interests of our executives with our stockholders.

To achieve these objectives, management and the members of the Compensation Committee analyzed market data and evaluated individual executive performance with a goal of setting compensation at levels they believed, based on their general business and industry knowledge and experience, were comparable with executives in companies of similar size operating in the domestic motion picture exhibition industry and other comparable companies. For fiscal 2017, these companies were AMC Entertainment Holdings, Inc. and Cinemark Holdings, Inc., based on such companies’ industry, size and scope of operations. The members of the Compensation Committee also took into account retention needs, internal pay equity, our relative performance and our own strategic goals in determining executive compensation. We generally relied on SEC filings made by each of the comparable companies or other publicly available data to collect this information.

Elements of Compensation

Our executive compensation program consisted of the following elements:

Base Salary. Base salaries for our executives was established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions at comparable companies, as well as seniority of the individual, and our ability to replace the individual. For fiscal 2017, the base salaries for our named executive officers were increased based on the Compensation Committee’s performance assessment and in keeping with the Company’s compensation philosophy.

Annual Executive Incentive Program. Pursuant to the employment agreements with Ms. Miles and Messrs. Ownby, Dunn and Brandow, each such executive was eligible for annual cash incentive compensation under our Annual Executive Incentive Program, based on the Company’s financial performance in relation to predetermined performance goals for the prior fiscal year. Under the material terms for our payment of executive incentive compensation, which was approved by our board of directors and our stockholders, the Compensation Committee had negative discretion, which prohibited the Compensation Committee from increasing the amount of compensation payable if a performance goal were met, but allowed the Compensation Committee to reduce or eliminate compensation even if such performance goal were attained.

Our Compensation Committee targeted annual cash incentive amounts for performance during fiscal 2017 at 100% of base salary for Ms. Miles and Mr. Dunn and 85% of base salary for Messrs. Ownby and Brandow, with an additional “stretch incentive” amount of up to 50% of base salary for Ms. Miles and Mr. Dunn and up to 42.5% of base salary for Messrs. Ownby and Brandow. The actual amount of annual cash incentive, which varies by individual, was determined following a review of each named executive officer’s individual performance and contribution to our strategic and financial goals. Each annual cash incentive is paid in cash in an amount reviewed and approved by the Compensation Committee in the first quarter following the completion of a given fiscal year. The Compensation Committee determined the cash incentives for fiscal 2017 for the named executive officers on January 10, 2018. The Company exceeded its adjusted EBITDA and EBITDAR margin targets in fiscal 2017 and the Compensation Committee evaluated performance and approved the payment of annual cash incentives at 100% of base salary for each of Ms. Miles and Mr. Dunn and at 85% of base salary for each of Messrs. Ownby and Brandow. See the discussion under the heading “Summary Compensation Table” for those amounts.

Executive Equity Incentives. We utilized a combination of awards of shares of restricted stock and performance shares under our 2002 Stock Incentive Plan, which has been approved by our board of directors and our stockholders, with the goal of retaining our executive officers in a challenging business environment and aligning the interests of our executive officers with those of our stockholders. Our restricted stock awards applied time‑based vesting and our performance shares applied both performance and time‑based vesting.

Restricted Stock. As described above, awards of restricted stock served to retain our executive officers over the vesting period of the grant by conditioning delivery of the underlying shares on continued employment with our Company for the vesting period.

Performance Shares. Our performance shares provided our executive officers with equity incentives for attaining long‑term corporate goals and maximizing stockholder value over the course of three years. The design of our long‑term equity incentive program, the establishment of performance targets and the mix of performance and time‑based targets as a percentage of each executive officer’s compensation were established by our Compensation Committee and approved by our board of directors after discussion with, and recommendations from, our Chief Executive Officer (with respect to executives other than herself) and independent compensation consultants retained by the Compensation Committee.

Perquisites

We did not grant perquisites to our executive officers.

Post-Termination Compensation

We previously entered into employment agreements with each of our named executive officers that provide for severance payments if we terminate such executive officer's employment, or such executive officer resigns for good reason (as defined within each employment agreement), within three months prior to, or within one year after, a change in control (as defined within each employment agreement) of the Company. Additional information regarding the employment agreements and the quantified benefits that would be payable by the Company to these executive officers had termination occurred on December 31, 2017 is found below under the heading "Potential Payments Upon Termination or Change in Control."

We entered into these change in control arrangements to encourage continuity of management in the event of an actual or threatened change in control of the Company. The three month and one year periods were designed to retain our named executive officers through the date of the change in control and for a one-year period thereafter in order to allow us to effectuate the change in control and transition to new ownership with the benefit of the institutional knowledge and industry experience of these executive officers.

We also provide for severance payments if we terminate the named executive officers' employment without cause (as defined within each employment agreement) or if the named executive officers terminate their employment for good reason. We believe that these termination provisions reflect both market practices and competitive factors. Our board of directors believed that these severance payments and benefit arrangements were necessary to attract and retain our named executive officers.

Consideration of Most Recent Advisory Vote on Executive Compensation

The board of directors and the Compensation Committee considered the results of our most recent advisory vote on executive compensation, which was submitted to our stockholders at our 2017 Annual Meeting. Approximately 99% of the total number of votes cast at the 2017 Annual Meeting approved our executive compensation program, indicating support for our executive compensation philosophy, policies and practices. The Compensation Committee considered these results in determining to operate the fiscal 2017 executive compensation program similar to the fiscal 2016 executive compensation program.

Tax Deductibility of Executive Compensation

Prior to the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”) being signed into law on December 22, 2017, Section 162(m) of the Code generally disallowed tax deductions for publicly-held companies for compensation paid to certain of its executive officers who were “covered employees” under this rule in excess of $1.0 million per officer in any year. Performance-based compensation was exempt from this deduction limitation if specific requirements set forth in the Code and applicable Treasury Regulations were met.

The Tax Reform repealed the exemption from Section 162(m)’s deduction limit for performance-based compensation, effective for the taxable years after December 31, 2017. Accordingly, compensation paid to our covered executive officers in excess of $1.0 million during such taxable years will not be deductible unless such compensation qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

Compensation Committee Interlocks and Insider Participation

Messrs. Kaplan, Brymer and Keyte were members of the Compensation Committee during fiscal 2017. None of the members of the Compensation Committee is or has been an executive officer of Regal, nor did any of them have any relationships requiring disclosure by Regal under Item 404 of Regulation S-K. None of Regal’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of Regal or member of the Compensation Committee during fiscal 2017.

COMPENSATION COMMITTEE REPORT
The Compensation Committee met with management to review and discuss this Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K for fiscal 2017, and the board of directors has approved that recommendation.

Respectfully submitted on February 28, 2018 by the members of the Compensation Committee.

Stephen A. Kaplan, Chairman Charles E. Brymer David H. Keyte

In accordance with the rules and regulations of the SEC, the above report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the Exchange Act, or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, notwithstanding any general incorporation by reference of this Form 10-K into any other filed document.

EXECUTIVE COMPENSATION

Summary Compensation Table
The following table shows compensation information for fiscal 2017, 2016 and 2015 for our (i) Chief Executive Officer, (ii) Executive Vice President, Chief Financial Officer and Treasurer and (iii) two other executive officers, whom we refer to collectively in this 10-K as our named executive officers.

Name and Principal Position	Year	Salary	Stock Awards(1)	Non‑Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Amy E. Miles	2017	$1,055,600	$2,533,010	$1,055,600	$345,962	$4,990,172
Chief Executive Officer	2016	$1,024,850	$2,497,910	$1,024,850	$414,447	$4,962,057
	2015	$995,000	$2,397,157	$995,000	$513,842	$4,900,999

Gregory W. Dunn	2017	$631,200	$976,106	$631,200	$143,873	$2,382,379
President and Chief Operating Officer	2016	$612,850	$962,619	$612,850	$171,739	$2,360,058
	2015	$595,000	$923,798	$595,000	$212,391	$2,326,189

David H. Ownby	2017	$583,500	$808,974	$495,975	$116,669	$2,005,118
Executive Vice President,	2016	$566,500	$797,777	$481,525	$138,162	$1,983,964
Chief Financial Officer and Treasurer	2015	$550,000	$765,752	$467,500	$169,298	$1,952,370

Peter B. Brandow	2017	$520,000	$720,942	$442,000	$108,812	$1,791,754
Executive Vice President,	2016	$504,700	$710,724	$428,995	$129,307	$1,773,726
General Counsel and Secretary	2015	$490,000	$682,076	$416,500	$159,215	$1,747,791

(1)
These amounts represent the portion of the fair value of the performance shares and restricted shares granted during fiscal 2017, fiscal 2016 and fiscal 2015 for financial statement reporting purposes in accordance with FASB ASC Topic 718, and do not represent cash payments made to the individuals or amounts realized, or amounts that may be realized. See details of the assumptions used in valuation of the performance shares and restricted shares in Note 9 to the Company’s audited consolidated financial statements, which are included in Part II of this Form 10-K.

(2)
On January 10, 2018, pursuant to the Company’s Annual Executive Incentive Program and based upon the attainment of performance targets previously established by the Compensation Committee under the Annual Executive Incentive

Program, the Company approved the 2017 cash incentive awards for the current named executive officers. The amounts with respect to fiscal 2017 were reported on the Company’s Current Report on Form 8‑K, filed with the SEC on January 12, 2018 and paid in the first quarter of fiscal 2018.

(3)	Includes the following:

Name	Fiscal Year	Company Contributions Under 401(k) Savings Plan	Dividends Paid on Restricted Stock	Total
Amy E. Miles	2017	$10,600	$335,362	$345,962
	2016	$10,600	$403,847	$414,447
	2015	$10,600	$503,242	$513,842
Gregory W. Dunn	2017	$10,600	$133,273	$143,873
	2016	$10,600	$161,139	$171,739
	2015	$10,600	$201,791	$212,391
David H. Ownby	2017	$10,600	$106,069	$116,669
	2016	$10,600	$127,562	$138,162
	2015	$10,600	$158,698	$169,298
Peter B. Brandow	2017	$10,600	$98,212	$108,812
	2016	$10,600	$118,707	$129,307
	2015	$10,600	$148,615	$159,215

2017 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non‑Equity Incentive Plan Awards(1)		Estimated Future Payouts Under Equity Incentive Plan Awards: Number of Shares of Stock or Units(2)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date	Target	Maximum	Threshold	Target	Maximum	Units(3)	Awards(4)
Amy E. Miles		$1,055,600	$1,583,400	—	—	—	—	—
	1/11/2017	—	—	—	—	—	46,212	$1,021,285
	1/11/2017	—	—	61,258	61,258	91,887	—	$1,511,725
Gregory W. Dunn		$631,200	$946,800	—	—	—	—	—
	1/11/2017	—	—	—	—	—	17,808	$393,557
	1/11/2017	—	—	23,606	23,606	35,409	—	$582,549
David H. Ownby		$495,975	$743,963	—	—	—	—	—
	1/11/2017	—	—	—	—	—	14,759	$326,174
	1/11/2017	—	—	19,564	19,564	29,346	—	$482,800
Peter B. Brandow		$442,000	$663,000	—	—	—	—	—
	1/11/2017	—	—	—	—	—	13,153	$290,681
	1/11/2017	—	—	17,435	17,435	26,153	—	$430,261

(1)
These amounts represent the dollar amount of the estimated future payout upon satisfaction of certain conditions under non‑equity incentive plan awards granted during fiscal 2017. The Compensation Committee approved the 2017 non‑equity incentive plan awards for the named executive officers on January 10, 2018. Such amounts were paid during the first quarter of 2018. See the Summary Compensation Table for those amounts.

(2)
On January 11, 2017, 121,863 performance shares, in the aggregate, were granted under our 2002 Stock Incentive Plan at nominal cost to our named executive officers. Each performance share represented the right to receive from 0% to 150% of the target numbers of shares of restricted Class A common stock, determined by a calculation of as‑adjusted EBITDA targets. For purposes of this 2017 Grants of Plan‑Based Awards Table, the ultimate expense for such shares recognized for financial statement reporting purposes by the Company, which is the grant date fair value, is included in the Summary Compensation Table in the column entitled “Stock Awards” and their valuation assumptions are referenced in footnote 1 to that table.

(3)
On January 11, 2017, 91,932 restricted shares, in the aggregate, were granted under our 2002 Stock Incentive Plan at nominal cost to our named executive officers. The closing price of our Class A common stock on the date of these grants was $22.10 per share. The ultimate expense recognized for financial statement reporting purposes by the Company for these restricted shares, which is the grant date fair value, is included in the Summary Compensation Table in the column entitled “Stock Awards” and their valuation assumptions are referenced in footnote 1 to that table.

(4)
These amounts represent the grant date fair value computed in accordance with FASB ASC Topic 718. See details of the assumptions used in valuation of the performance shares and restricted shares in Note 9 to the Company’s audited consolidated financial statements, which are included in Part II of this Form 10-K.

Outstanding Equity Awards at Fiscal 2017 Year End

	Stock Awards
Name	Number of shares or units of stock that have not vested(1)	Market value of shares or units of stock that have not vested(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(2)	Equity incentive plan awards: market or pay out value of unearned shares, units or other rights that have not vested(2)
Amy E. Miles	46,212(3)	$1,063,338	61,258(8)	$1,409,547
	41,920(4)	$964,579	74,091(9)	$1,704,834
	22,932(5)	$527,665	60,795(10)	$1,398,893
	9,564(6)	$220,068
	50,710(7)	$1,166,837
Gregory W. Dunn	17,808(3)	$409,762	23,606(8)	$543,174
	16,155(4)	$371,727	28,552(9)	$656,982
	8,838(5)	$203,362	23,429(10)	$539,101
	3,848(6)	$88,542
	20,403(7)	$469,473
David H. Ownby	14,759(3)	$339,605	19,564(8)	$450,168
	13,389(4)	$308,081	23,663(9)	$544,486
	7,324(5)	$168,525	19,416(10)	$446,762
	3,013(6)	$69,329
	15,974(7)	$367,562
Peter B. Brandow	13,153(3)	$302,651	17,435(8)	$401,179
	11,928(4)	$274,463	21,081(9)	$485,074
	6,526(5)	$150,163	17,298(10)	$398,027
	2,834(6)	$65,210
	15,023(7)	$345,679

(1)
These amounts represent the number of unvested restricted shares and the market value of such unvested shares for each of our named executive officers as of December 31, 2017, the end of fiscal 2017. The fair market value of these restricted shares was valued at the closing price of our Class A common stock on December 29, 2017 of $23.01 per share.

(2)
These amounts represent the number of unearned performance shares for each of our named executive officers, based on the achievement of threshold performance goals as of December 31, 2017, the end of fiscal 2017. The fair market value of these unearned shares was valued based on the closing price of our Class A common stock on December 29, 2017 of $23.01 per share.

(3)
One‑quarter of these restricted shares vested on January 11, 2018, and the remaining three-quarters were scheduled to vest in equal amounts on each of January 11, 2019, January 11, 2020 and January 11, 2021.

(4)	One‑third of these restricted shares vested on January 13, 2018, and the remaining two-thirds were scheduled to vest in equal amounts on each of January 13, 2019 and January 13, 2020.

(5)	Half of these restricted shares vested on January 28, 2018 and the remaining half was scheduled to vest on January 28, 2019.

(6)	These restricted shares vested on January 8, 2018.

(7)	These restricted shares vested on January 8, 2018.

(8)	Assumes achievement of the threshold performance goals for such award. Such performance shares were scheduled to vest on January 11, 2021, the one-year anniversary of the calculation date.

(9)	Assumes achievement of the threshold performance goals for such award. Such performance shares were scheduled to vest on January 13, 2020, the one-year anniversary of the calculation date.

(10)
Assumes achievement of the threshold performance goals for such award. As of the calculation date, which was January 28, 2018, such threshold performance goals were satisfied; thus, such performance shares were scheduled to vest on January 28, 2019, the one-year anniversary of the calculation date.

Option Exercises and Stock Vested During Fiscal 2017
The following table shows information regarding the vesting during fiscal 2017 of stock awards previously granted to the named executive officers. No options were exercised by the named executive officers during fiscal 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
Amy E. Miles	113,687	$2,471,860
Gregory W. Dunn	45,310	$984,944
David H. Ownby	35,923	$781,118
Peter B. Brandow	33,380	$725,621

(1)	These amounts represent the combined number of restricted shares vested on January 8, 2017, January 9, 2017, January 13, 2017 and January 28, 2017 for each of our named executive officers.

(2)
These amounts represent the combined fair market value of such vested shares for each of our named executive officers as vested January 8, 2017, January 9, 2017, January 13, 2017 and January 28, 2017. The fair market values of these restricted shares was based on the closing price of our Class A common stock on January 8, 2017, January 9, 2017, January 13, 2017 and January 28, 2017 of $21.76, $21.58, $21.73 and $22.87 per share, respectively.

Potential Payments Upon Termination or Change in Control
Potential Payments Upon Termination

Pursuant to each employment agreement with the named executive officers, the Company provides for severance payments and other benefits if the Company terminates an executive’s employment without cause or if an executive terminates his or her employment for good reason. Under these circumstances, the executive shall be entitled to receive severance payments equal to (i) the actual bonus, pro‑rated to the date of termination, that executive would have received with respect to the fiscal year in which the termination occurs; (ii) two times the executive’s annual base salary plus one times the executive’s target bonus; and (iii) continued coverage under any medical, health and life insurance plans for a 24‑month period following the date of termination.

In addition, pursuant to our form of Restricted Stock Agreement, if we terminate our named executive officers without cause, their restricted stock awards vest as to one‑fourth of the total number of restricted shares granted for each of the anniversaries of the grant date for which they remained in service prior to such termination without cause.

Potential Payments Upon Change in Control

If the Company terminates any executive’s employment, or if any executive resigns for good reason, within three (3) months prior to, or one (1) year after, a change of control of the Company (as defined within each employment agreement and which includes the Merger), the executive shall be entitled to receive severance payments equal to: (i) the actual bonus, pro‑rated to the date of termination, that the executive would have received with respect to the fiscal year in which the termination occurs; and (ii)(a) in the case of Ms. Miles, two and one‑half times her annual base salary plus two times her target bonus; and (b) in the case of Messrs. Ownby, Dunn and Brandow, two times the executive’s annual salary plus one and one‑half times the executive’s target bonus; and (iii) continued coverage under any medical, health and life insurance plans for a 30‑month period following the date of termination. Pursuant to our 2002 Stock Incentive Plan, upon a change in control (which includes the Merger), all restrictions with respect to restricted stock awards to these executives shall immediately lapse.

Pursuant to our amended and restated performance share award agreement, in the event of a change in control prior to the calculation date, the executives are entitled to receive the number of shares of restricted stock in respect of their performance shares equal to their target long term incentive pursuant to their amended and restated performance share award agreement. All shares of restricted stock issued pursuant to the amended and restated performance share award agreements in respect of a change in control shall, for purposes of our 2002 Stock Incentive Plan, be deemed to have been issued and outstanding and shall vest immediately prior to the effective time of such change in control. Finally, the applicable executive is entitled to be paid any dividends paid in respect of such shares prior to their grant date to the time immediately prior to the effective time of any change in control.

The following table describes the potential payments and benefits, payable to our named executive officers, if such executive were terminated on December 31, 2017 based on our employment agreements:

Name	Cash Severance Payment(1)(2)	Cash Bonus(1)(3)	Value of Medical Insurance Continuation(1)	Value of Life Insurance Continuation(1)	Value of Acceleration of Equity Awards Upon Termination(4)	Total Termination Benefit
Amy E. Miles
By the Company without cause	$2,111,200	$2,111,200	$29,098	$2,340	—	$4,253,838
By executive for good reason	$2,111,200	$2,111,200	$29,098	$2,340	—	$4,253,838
By the Company or by executive for good reason in connection with a change in control	$2,639,000	$3,166,800	$36,372	$2,925	$8,800,567	$14,645,664
By reason of permanent disability	—	$1,055,600	$36,372	$2,925	$3,942,487	$5,037,384
By reason of death	—	$1,055,600	—	—	$3,942,487	$4,998,087
Gregory W. Dunn
By the Company without cause	$1,262,400	$1,262,400	$29,098	$1,967	—	$2,555,865
By executive for good reason	$1,262,400	$1,262,400	$29,098	$1,967	—	$2,555,865
By the Company or by executive for good reason in connection with a change in control	$1,262,400	$1,578,000	$36,372	$2,459	$3,415,001	$6,294,232
By reason of permanent disability	—	$631,200	$36,372	$2,459	$1,542,867	$2,212,897
By reason of death	—	$631,200	—	—	$1,542,867	$2,174,067
David H. Ownby
By the Company without cause	$1,167,000	$991,950	$29,098	$1,818	—	$2,189,866
By executive for good reason	$1,167,000	$991,950	$29,098	$1,818	—	$2,189,866
By the Company or by executive for good reason in connection with a change in control	$1,167,000	$1,239,938	$36,372	$2,273	$2,804,638	$5,250,221
By reason of permanent disability	—	$495,975	$36,372	$2,273	$1,253,102	$1,787,722
By reason of death	—	$495,975	—	—	$1,253,102	$1,749,077
Peter B. Brandow
By the Company without cause	$1,040,000	$884,000	$29,098	$1,621	—	$1,954,718
By executive for good reason	$1,040,000	$884,000	$29,098	$1,621	—	$1,954,718
By the Company or by executive for good reason in connection with a change in control	$1,040,000	$1,105,000	$36,372	$2,026	$2,520,559	$4,703,957
By reason of permanent disability	—	$442,000	$36,372	$2,026	$1,138,167	$1,618,564
By reason of death	—	$442,000	—	—	$1,138,167	$1,580,167

(1)	The Cash Severance Payment, Cash Bonus and Medical and Life Insurance Continuation amounts are calculated in connection with each named executive officer’s employment agreement.

(2)
The amounts reported as cash severance payment are calculated under the employment agreements as follows: (i) for a termination by the Company without cause or by the executive for good reason, two times such executive’s base salary for fiscal 2017, and (ii) in the case of termination by the Company or by the executive for good reason in connection with a change of control, as more fully described under the heading “Potential Payments Upon Termination,” in the case of Ms. Miles, two and a half times her annual base salary for fiscal 2017, and in the case of Messrs. Ownby, Dunn and Brandow, two times his annual base salary for fiscal 2017.

(3)
The amounts reported as cash bonus are calculated under the employment agreements as follows: (i) for a termination by the Company without cause or by the executive for good reason, the actual bonus, pro‑rated to the date of termination, that he or she would have received, plus one times such executive’s target bonus, for fiscal 2017, and (ii) in the case of termination by the Company or by the executive for good reason in connection with a change in control, as more fully described under the heading “Potential Payments Upon Termination,” in the case of Ms. Miles, the actual bonus, pro‑rated to the date of termination, that she would have received, plus two times her target bonus, for fiscal 2017, and in the case of Messrs. Ownby, Dunn and Brandow, the actual bonus, pro‑rated to the date of termination, that he would have received, plus one and one‑half times his target bonus, for fiscal 2017.

(4)
Under our 2002 Stock Incentive Plan, upon a change in control, or upon death or disability, restrictions on all restricted stock immediately lapse, irrespective of whether such executive is terminated. Amounts reported include the value of shares of restricted stock for which such restrictions immediately would lapse upon a change in control, or upon death or disability.

Director Compensation During Fiscal 2017
Directors who are our employees or our subsidiaries’ employees receive no additional cash or equity compensation for service on our board of directors. All of our directors are reimbursed for reasonable out‑of‑pocket expenses related to attendance at board of directors and committee meetings. In fiscal 2017, we provided the following annual compensation to directors who were not employed by us or our subsidiaries:

Name	Fees earned or paid in cash(1)	Stock awards(2)	All other compensation	Total
Michael L. Campbell	$75,000	$110,000	$4,380	$189,380
Thomas D. Bell, Jr.	$115,000	$110,000	$4,380	$229,380
Charles E. Brymer	$102,000	$110,000	$4,380	$216,380
Stephen A. Kaplan	$105,200	$110,000	$4,380	$219,580
David H. Keyte	$87,000	$110,000	$4,380	$201,380
Lee M. Thomas	$83,900	$110,000	$4,380	$198,280
Jack Tyrrell	$90,000	$110,000	$4,380	$204,380
Alex Yemenidjian	$105,000	$110,000	$4,380	$219,380

(1)
Non‑employee directors received an annual cash retainer for service on our board of directors of $75,000 during fiscal 2017. During fiscal 2017, Mr. Bell received an additional $20,000 annual cash retainer for his service as our Lead Director. During fiscal 2017, Mr. Yemenidjian, the Chairman of the Audit Committee, received an additional $30,000 annual cash retainer and Messrs. Brymer and Tyrrell each received an additional $15,000 annual cash retainer for their service on the Audit Committee. During fiscal 2017, Mr. Kaplan, the Chairman of the Compensation Committee, received an additional $21,300 annual cash retainer and Messrs. Keyte and Brymer each received an additional $12,000 annual cash retainer for their service on the Compensation Committee. During fiscal 2017, Mr. Bell, the Chairman of the Nominating and Corporate Governance Committee, received an additional $15,000 annual cash retainer and Messrs. Kaplan and Thomas each received an additional $8,900 annual cash retainer for their service on the Nominating and Corporate Governance Committee.

(2)
On January 11, 2017, each of our non‑employee directors received a grant of 4,977 restricted shares of Class A common stock having, at the time of the grant, a fair market value of approximately $110,000, based on the closing market price of the Company’s Class A common stock of $22.10 per share on such date. Each of these shares of restricted stock vested on the first anniversary of the date of grant. These amounts represent the portion of the fair value of the restricted shares granted during fiscal 2017 (disregarding estimated forfeitures for service based vesting conditions) for financial statement reporting purposes in accordance with FASB ASC Topic 718, and do not represent cash payments made to the individuals or amounts realized, or amounts that may be realized.

Pay Ratio Disclosure
As of December 31, 2017, we employed approximately 26,047 persons, with more than 87% of such persons being seasonal, part-time employees.  Generally, we have experienced comparatively higher turnover rates with our seasonal, part‑time employees, as compared to our full-time employees.  Accordingly, the median total compensation we estimate below, as well as the resulting ratio of Ms. Miles’ compensation to such estimated median total compensation is reflective of both the seasonal, part-time nature of the majority of our employees, as well as the fact that we experience a high turnover rate with such employees each fiscal year.

Ms. Miles, our Principal Executive Officer, had fiscal 2017 total compensation of $4,990,172, as reflected in the Summary Compensation Table included in this Form 10-K.  We estimate that the median total compensation for all Company employees, excluding our CEO, was $5,574 as of December 31, 2017.  As a result, Ms. Miles’ fiscal 2017 total compensation was 895 times greater than that of the median total compensation for all of our employees.

We identified the median employee by examining the 2017 total compensation for all individuals, excluding our Chief Executive Officer, who were employed by us on December 31, 2017, the last day of our payroll year (whether employed on a full-time, part-time, or seasonal basis). For such employees, we did not make any assumptions, adjustments, or estimates with respect to total compensation, and we did not annualize the compensation for any employees that were not employed by us for all of 2017. After identifying the median employee, we calculated the above total compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table referred to above.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017 with respect to our 2002 Stock Incentive Plan, the only equity incentive plan under which equity securities of the Company may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2) (c))
Equity compensation plans approved by security holders	699,896	$0.00	3,777,066
Equity compensation plans not approved by security holders	—	—
Total	699,896	—	3,777,066

(1)	Represents 699,896 unearned performance shares, based on the achievement of target performance goals.

(2)	Does not take into account the unearned performance shares reported in column (a).

BENEFICIAL OWNERSHIP OF VOTING SECURITIES
As discussed in Part I of this Form 10-K, as a result of the consummation of the Merger on February 28, 2018, a change in control of the Company occurred, and the Company became an indirect, wholly owned subsidiary of Cineworld. At the effective time of the Merger, each outstanding share of the Company’s Class A and Class B common stock, each share of the Company’s restricted stock and each performance share were converted into the right to receive the merger consideration set forth in the Merger Agreement and described in this Form 10-K. As a result of the Merger, US Holdco, an indirect, wholly owned subsidiary of Cineworld, now owns 100% of the issued and outstanding capital stock of the Company. The address for US Holdco is c/o Regal Entertainment Group, 101 E. Blount Avenue, Knoxville, Tennessee 37920.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Person Transaction Policy

Our board of directors previously adopted a written policy for the review, approval or ratification of transactions involving the Company and “related persons” as defined under the relevant SEC rules. The policy covered any related person transaction that met the minimum threshold for disclosure in a proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). Our policy was as follows:

•
Any proposed related person transaction must have been reported to the Company’s Chief Executive Officer, Chief Financial Officer or General Counsel, whom we refer to in this policy as authorized officers, and reviewed and approved by the Audit Committee, after full disclosure of the related person’s interest in the transaction, prior to effectiveness or consummation of the transaction, whenever practicable.

•
If an authorized officer determined that advance approval of such transaction was not practicable under the circumstances, the Audit Committee would review, after full disclosure of the related person’s interest in the transaction, and, in its discretion, could ratify the transaction at the next Audit Committee meeting or at its next meeting following the date that such transaction came to the attention of such authorized officer.

•
An authorized officer could present any such transaction arising in the time period between meetings of the Audit Committee to the Chair of the Audit Committee, who reviewed and may have approved such transaction, subject to ratification, after full disclosure of the related person’s interest in the transaction, by the Audit Committee at the next Audit Committee meeting.

•	Transactions involving compensation of executive officers were reviewed and approved by the Compensation Committee, pursuant to the Compensation Committee charter.

•
In review of a related person transaction, the Audit Committee reviewed all relevant information available to it, and the Audit Committee could approve or ratify such transaction only if the Audit Committee determined that, under all of the circumstances, the transaction was in, or was not inconsistent with, the best interests of the Company.

•	The Audit Committee could, in its sole discretion, impose such conditions as it deemed appropriate on the Company or the related person in connection with the approval of such transaction.

Related Party Transactions

During fiscal 2017, in connection with an agreement with an affiliate of The Anschutz Corporation, the Company received various forms of advertising in exchange for on‑screen advertising provided in certain of its theatres. The value of such advertising was approximately $0.1 million. Prior to the consummation of the Merger, The Anschutz Corporation was the beneficial owner of more than five percent of the Company’s voting securities.

During fiscal 2017, Regal Cinemas received approximately $0.3 million from an affiliate of The Anschutz Corporation for rent and other expenses related to a theatre facility.

During fiscal 2017, the Company received approximately $0.5 million from an affiliate of The Anschutz Corporation for management fees related to a theatre site in Los Angeles, California.

During fiscal 2017, Mr. Campbell’s brothers, Charles Campbell and Rick Campbell, were employed by us as our Vice President of Security and Vice President of Information Technology, respectively. Charles Campbell’s compensation for fiscal 2017 was approximately $200,000. Rick Campbell’s compensation for fiscal 2017 was approximately $229,000. Immediately prior the Merger, Mr. Campbell was a Class I director with his term set to expire in 2018.

The Audit Committee reviewed and approved or ratified these transactions.

Director Independence

None of the directors identified under Item 10 of this Form 10-K qualifies as an independent director under the applicable listing standards of the NYSE. Following the Merger, the Company does not have separately designated audit, nominating or compensation committees.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

For the fiscal year ended December 31, 2016, to which we refer as fiscal 2016, and fiscal 2017, we incurred fees for services from KPMG as discussed below.

•
Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual financial statements included in our annual report filed on Form 10‑K and the review of the financial statements included in our quarterly reports filed on Form 10‑Q were approximately $1,109,000 (including consent fees of $0) for fiscal 2016 and $1,246,000 (including consent fees of $0) for fiscal 2017. For fiscal 2016 and fiscal 2017, such fees included fees for KPMG’s examination of the effectiveness of the Company’s internal control over financial reporting.

•
Audit Related Fees. In fiscal 2016, no fees were billed for professional services rendered by KPMG for assurance and related services reasonably related to the performance of the audit or review of our financial statements. In fiscal 2017, the aggregate fees billed for other services rendered by KPMG were $855,000, which fees were related to a September 30, 2017 audit and other out of pocket expenses.

•
Tax Fees. The aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning were approximately $35,000 for fiscal 2016 and $70,000 for fiscal 2017. All of these services are permitted non‑audit services.

•
All Other Fees. In fiscal 2016, the aggregate fees billed for other services rendered by KPMG were $170,000, which fees were related to comfort letters obtained by the Company in connection with sales by The Anschutz Corporation of shares of the Company’s Class A common stock.

Audit Committee Pre‑Approval Policy

The Audit Committee designated prior to the Merger pre‑approved all audit and permissible non‑audit services provided by our independent registered public accounting firm on a case‑by‑case basis. These services may have included audit services, audit related services, tax services and other services. Our Chief Financial Officer was responsible for presenting the Audit Committee with an overview of all proposed audit, audit related, tax or other non‑audit services to be performed by our independent registered public accounting firm. The presentation must be in sufficient detail to define clearly the services to be performed. The Audit Committee did not delegate its responsibilities to pre‑approve services performed by our independent registered public accounting firm to management or to an individual member of the Audit Committee.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report on Form 10-K:

(1)	Consolidated financial statements of Regal Entertainment Group:

(2)	Exhibits: A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index below.

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

Item 16.    FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

Exhibit Number		Description

2.1
Agreement and Plan of Merger, dated as of December 5, 2017, among the Company, Cineworld Group plc, Crown Intermediate Holdco, Inc. and Crown Merger Sub, Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on December 5, 2017, and incorporated herein by reference)

3.1		Certificate of Incorporation of the Company (filed as Exhibit 3.1 to one of our Current Reports on Form 8-K (Commission File No. 001-31315) on February 28, 2018, and incorporated herein by reference)

3.2		By-laws of the Company (filed as Exhibit 3.2 to one of our Current Reports on Form 8-K (Commission File No. 001-31315) on February 28, 2018, and incorporated herein by reference)

10.1
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corp. and United Artists Theatre Circuit, Inc. (filed as Exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-49598) on October 5, 1992, and incorporated herein by reference)

10.2
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among Regal CineMedia Corporation, National Cinema Network, Inc. and National CineMedia, LLC (filed as Exhibit 10.1 to AMC Entertainment Inc.'s Current Report on Form 8-K (Commission File No. 001-08747) on April 4, 2005, and incorporated herein by reference)

10.3
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

10.4	†	Amended and Restated Exhibitor Services Agreement, dated December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc.

10.5	*
Second Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and Amy E. Miles (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 (Commission File No. 001-31315), and incorporated herein by reference)

10.6	*
Second Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and Gregory W. Dunn (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 (Commission File No. 001-31315), and incorporated herein by reference)

10.7	*
Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and David H. Ownby (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 (Commission File No. 001-31315), and incorporated herein by reference)

10.8	*
Amended and Restated Employment Agreement, dated November 7, 2017, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 (Commission File No. 001-31315), and incorporated herein by reference)

10.9	*
Form of Indemnity Agreement (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed for the fiscal year ended January 1, 2009 (Commission File No. 001-31315), and incorporated herein by reference)

10.10	*
Regal Cinemas, Inc. Severance Plan for Equity Compensation (filed as Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-31315) on May 17, 2005, and incorporated herein by reference)

10.11	†
Equipment Contribution Agreement by and between the Company, Digital Cinema Implementation Partners, LLC, Kasima, LLC, Kasima Parent Holdings, LLC, and Kasima Holdings, LLC, dated March 10, 2010 (filed as Exhibit 10.2(1)(2) to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2010 (Commission File No. 001-31315), and incorporated herein by reference)

10.12	†
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

101
Financial statements from the annual report on Form 10-K of Regal Entertainment Group for the fiscal year ended December 31, 2017, filed on March 1, 2018, formatted in XBRL, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Deficit (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as detailed text

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

REGAL ENTERTAINMENT GROUP
March 1, 2018	By:	/s/ AMY E. MILES
Amy E. Miles
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Chief Executive Officer (Principal Executive Officer)	March 1, 2018
Amy E. Miles

/s/ DAVID H. OWNBY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
David H. Ownby

/s/ NISAN COHEN	Director	March 1, 2018
Nisan Cohen

/s/ SCOTT ROSENBLUM	Director	March 1, 2018
Scott Rosenblum

/s/ VINCENT FUSCO	Director	March 1, 2018
Vincent Fusco