Form 10-K/A
period 2017-12-31
REGAL ENTERTAINMENT GROUP
filed 2018-03-22
CIK 1168696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number: 001-31315

Regal Entertainment Group

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0556934 (I. R. S. Employer Identification Number)

101 East Blount Avenue Knoxville, TN (Address of Principal Executive Offices)	37920 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  865-922-1123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.001 par value	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $2,297,118,163 (112,273,615 shares at a closing price per share of $20.46).

Shares of Common Stock outstanding—1,000 shares at March 22, 2018

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

This Form 10-K/A amends the Form 10-K solely by the addition of the National CineMedia Financial Statements to Part IV, Item 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. The following sections of the Form 10-K have been amended by this Form 10-K/A:

•               Part IV—Item 15—Exhibits, Financial Statement Schedules

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 31, 2017, including any amendments to those filings.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	4
SIGNATURES		33

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

(c)                                                          Financial Statement Schedules: Financial Statements of National CineMedia, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of

National CineMedia, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of National CineMedia, LLC (the “Company”) as of December 28, 2017 and December 29, 2016, the related statements of income, comprehensive income, members’ equity/(deficit), and cash flows for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2017 and December 29, 2016, the results of its operations and its cash flows for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 13, 2018

We have served as the Company’s auditor since 2005.

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 28, 2017	December 29, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.6	$10.7
Receivables, net of allowance of $6.0 and $6.3, respectively	160.6	160.5
Prepaid expenses	4.2	3.0
Prepaid administrative fees to managing member	0.8	0.8
Current portion of notes receivable- founding members	4.2	5.6
Other current assets	—	0.3
Total current assets	174.4	180.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $70.4 and $64.1, respectively	30.7	29.6
Intangible assets, net of accumulated amortization of $145.4 and $118.9, respectively	717.2	560.5
Long-term notes receivable, net of current portion - founding members	4.1	8.3
Other investments	3.5	6.6
Debt issuance costs, net	1.3	1.9
Other assets	1.5	0.7
Total non-current assets	758.3	607.6
TOTAL ASSETS	$932.7	$788.5
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	32.7	42.7
Amounts due to managing member	38.3	25.8
Accrued expenses	19.5	19.0
Accrued payroll and related expenses	9.5	9.9
Accounts payable	16.2	13.4
Deferred revenue	7.1	10.3
Total current liabilities	123.3	121.1
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.7 and $10.7, respectively	923.3	924.3
Other non-current liabilities	2.1	—
Total non-current liabilities	925.4	924.3
Total liabilities	1,048.7	1,045.4
COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS’ EQUITY/(DEFICIT)	(116.0)	(256.9)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$932.7	$788.5

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Revenue (including revenue from founding members of $29.9, $29.1 and $30.2, respectively)	$426.1	$447.6	$446.5
OPERATING EXPENSES:
Advertising operating costs	32.4	30.0	30.8
Network costs	15.8	17.1	17.8
Theater access fees—founding members	76.5	75.1	72.5
Selling and marketing costs	72.0	72.8	72.3
Merger termination fee and related merger costs	—	—	41.8
Administrative and other costs	25.1	23.6	21.4
Administrative fee—managing member	12.8	20.2	17.2
Depreciation and amortization	37.6	35.8	32.2
Total	272.2	274.6	306.0
OPERATING INCOME	153.9	173.0	140.5
NON-OPERATING EXPENSES:
Interest on borrowings	52.8	54.0	52.2
Interest income	(0.7)	(0.9)	(1.1)
Amortization of terminated derivatives	—	—	1.6
Loss on early retirement of debt	—	10.4	—
Other non-operating (income) expense	(0.3)	—	0.2
Total	51.8	63.5	52.9
INCOME BEFORE INCOME TAXES	102.1	109.5	87.6
Income tax expense	0.2	0.2	0.1
NET INCOME	$101.9	$109.3	$87.5

Refer to accompanying notes to financial statements

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
NET INCOME, NET OF TAX OF $0.2, $0.2 AND $0.1, RESPECTIVELY	$101.9	$109.3	$87.5
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	—	—	1.6
COMPREHENSIVE INCOME	$101.9	$109.3	$89.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—January 1, 2015	128,294,505	$(317.4)
Capital contribution from managing member	288,228	1.3
Distribution to managing member	—	(66.3)
Distribution to founding members	—	(82.2)
Units issued for purchase of intangible asset	6,560,239	100.7
Comprehensive income	—	89.1
Share-based compensation expense/capitalized	—	8.3
Balance—December 31, 2015	135,142,972	$(266.5)
Capital contribution from managing member	635,258	0.5
Distribution to managing member	—	(57.5)
Distribution to founding members	—	(75.1)
Units issued for purchase of intangible asset	1,416,515	21.1
Comprehensive income	—	109.3
Share-based compensation expense/capitalized	—	11.3
Balance—December 29, 2016	137,194,745	$(256.9)
Capital contribution from managing member	767,810	(9.4)
Distribution to managing member	—	(75.9)
Distribution to founding members	—	(85.0)
Units issued for purchase of intangible asset	16,118,779	201.8
Comprehensive income	—	101.9
Share-based compensation expense/capitalized	—	7.5
Balance—December 28, 2017	154,081,334	$(116.0)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101.9	$109.3	$87.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.6	35.8	32.2
Non-cash share-based compensation	7.2	10.9	8.0
Impairment on investment	3.1	0.7	—
Amortization of terminated derivatives	—	—	1.6
Amortization of debt issuance costs	2.6	2.6	2.6
Redemption premium paid and write-off of debt issuance costs related to redemption of Senior Notes due 2021	—	10.4	—
Other	(0.3)	—	0.3
Cash distributions from non-consolidated entities	0.3	0.2	0.2
Changes in operating assets and liabilities:
Receivables, net	(0.1)	(13.5)	(35.5)
Accounts payable and accrued expenses	2.2	(2.1)	5.0
Amounts due to founding members and managing member	0.5	(3.0)	3.2
Deferred revenue	(3.1)	—	1.7
Other, net	0.3	(1.0)	0.7
Net cash provided by operating activities	152.2	150.3	107.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11.6)	(12.9)	(12.6)
Acquisition of a business	(0.2)	—	—
Purchases of intangible assets from network affiliates	(2.1)	(2.3)	(2.7)
Proceeds from restricted cash	0.3	—	—
Proceeds from note receivable - founding members	5.6	2.8	4.2
Net cash used in investing activities	(8.0)	(12.4)	(11.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	80.0	126.0	215.0
Repayments of borrowings under the revolving credit facility	(83.0)	(177.0)	(171.0)
Proceeds from issuance of Senior Notes due 2026	—	250.0	—
Redemption of Senior Notes due 2021	—	(207.9)	—
Payment of debt issuance costs	—	(4.8)	—
Founding member integration and other encumbered theater payments	12.9	2.4	2.6
Distributions to founding members and managing member	(157.2)	(119.4)	(151.5)
Unit settlement for share-based compensation	(3.0)	0.5	1.3
Net cash used in financing activities	(150.3)	(130.2)	(103.6)
CHANGE IN CASH AND CASH EQUIVALENTS	(6.1)	7.7	(7.2)
CASH AND CASH EQUIVALENTS:
Beginning of period	10.7	3.0	10.2
End of period	$4.6	$10.7	$3.0

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$201.8	$21.1	$100.7
Accrued distributions to founding members and managing member	$74.5	$70.8	$57.6
Accrued integration and other encumbered theater payments from founding members	$9.0	$—	$—
Accrued purchases of property and equipment	$0.4	$—	$—
Increase in cost and equity method investments	$—	$2.0	$3.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.9	$52.5	$49.7
Cash paid for income taxes, net of refunds	$0.4	$0.3	$—

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1.                       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NCM LLC commenced operations on April 1, 2005 and is owned by NCM, Inc., AMC, Regal and Cinemark. NCM LLC operates the largest digital in-theater network in North America, allowing NCM LLC to sell advertising under ESAs with the founding members and certain third-party theater circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from one to twenty years.

As of December 28, 2017, the Company had 154,081,334 common membership units outstanding, of which 76,242,222 (49.5%) were owned by NCM, Inc., 27,871,862 (18.1%) were owned by Cinemark, 27,574,620 (17.9%) were owned by Regal and 22,392,630 (14.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation (refer to the Statements of Cash Flows whereby a certain line item previously included within the ‘Other’ caption was broken out separately due to its significance in 2017). These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Significant Accounting Policies

Accounting Period— The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2015, 2016 and 2017 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 28, 2017	2017
December 29, 2016	2016
December 31, 2015	2015

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

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (CPM) basis, while local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes national advertising as impressions (or theater attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs as dictated by sales contracts. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theater lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the impressions guaranteed in the advertising contract have been satisfied. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned. Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months.

The Company recorded non-cash revenue of $0.0 million, $0.0 million and $3.1 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, where the Company received equity securities in privately held companies as consideration.  The Company recorded the revenue at the estimated fair value of the advertising exchanged based upon the fair value of the advertising sold for cash within contracts.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers.  Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was $0.8 million, $2.5 million and $2.0 million, respectively. Expense recorded from barter transactions for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was $1.4 million, $2.3 million and $2.5 million, respectively.

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

Restricted Cash—As of December 28, 2017 and December 29, 2016, other non-current assets included restricted cash of $0.0 million and $0.3 million, respectively. As of December 29, 2016, the Company’s restricted cash represented a secured letter of credit used as a lease deposit on the Company’s previous New York office.

Concentration of Credit Risk and Significant Customers —Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of December 28, 2017 and December 29, 2016, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, there were no customers that accounted for more than 10% of revenue.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Receivables consisted of the following (in millions):

	As of
	December 28, 2017	December 29, 2016
Trade accounts	$166.4	$166.0
Other	0.2	0.8
Less: Allowance for doubtful accounts	(6.0)	(6.3)
Total	$160.6	$160.5

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

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 — Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s inventory management systems, digital products, digital network distribution system (DCS) and website development costs, which are included in equipment, and are depreciated over three to five years. As of December 28, 2017 and December 29, 2016, the Company had a net book value of $16.5 million and $16.6 million, respectively, of capitalized software and website development costs. Depreciation expense related to software and website development was approximately $6.0 million, $3.9 million and $5.0 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  For the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded $3.6 million, $3.4 million and $1.5 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 — Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.1 million, $0.2 million and $0.4 million related to the write-off of property, plant and equipment during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 7—Borrowings, there is a balance of $10.0 million and $12.6 million in deferred financing costs as of December 28, 2017 and December 29, 2016, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Beginning balance	$12.6	$12.9	$15.5
Debt issuance payments	—	4.8	—
Amortization of debt issuance costs	(2.6)	(2.6)	(2.6)
Write-off of debt issuance costs	—	(2.5)	—
Ending balance	$10.0	$12.6	$12.9

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

Derivative Instruments—The Company terminated its interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. The Company amortized into earnings the balance in Accumulated Other Comprehensive Income (“AOCI”) related to these swaps over the remaining period of the term loan.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”) on a prospective basis. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The adoption of ASU 2016-07 did not have a material impact on the audited Financial Statements or notes thereto.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. The Company adopted this guidance using the modified retrospective transition method on December 29, 2017. The Company identified the same performance obligations under ASU 2014-09 as compared with deliverables and separate units of account previously identified. ASU 2014-09 impacted the accounting for barter transactions where the Company exchanges advertising time for products and services used principally for selling and marketing activities. Through the year ended December 28, 2017, the Company recognized revenue for these transactions at the estimated fair value of the advertising exchanged based on the fair value received for similar advertising from cash paying customers. Under ASU 2014-09, the Company will recognize revenue for these transactions based upon the fair value of the products and services received, rather than the value of the advertising provided. The modified retrospective transition method allows entities to apply the new revenue standard prospectively and record a cumulative-effect adjustment to the opening balance of retained earnings in the period the new revenue standard is first applied. Upon the adoption of ASU 2014-09 on December 29, 2017, the Company expects to record an immaterial cumulative-effect adjustment related to the change in accounting for barter transactions. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the audited Financial Statements. The Company will incorporate additional disclosures in its notes to its audited Financial Statements to comply with ASU 2014-09 effective in the first quarter of 2018. The Company has designed and implemented changes to certain processes and internal controls related to its adoption of ASU 2014-09.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies and should be adopted on a prospective basis. The Company is currently evaluating the impact of that adopting this guidance will have on the audited Financial Statements or notes thereto.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Financial Statements, with certain practical expedients available. The Company is currently evaluating the impact that adopting this guidance will have on the audited financial statements or notes thereto.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and is

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

to be adopted on a modified retrospective basis. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the audited Financial Statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The Company adopted this guidance using the retrospective transition method on December 29, 2017. The Company will present the Statement of Cash Flows in accordance with ASU 2016-15 effective in the first quarter of 2018.The Company does not expect the adoption of ASU 2016-15 to have a material impact on the audited Financial Statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will have to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The Company adopted this guidance on December 29, 2017. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the audited Financial Statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited Financial Statements or notes thereto.

2.                       PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 28, 2017	December 29, 2016
Equipment, computer hardware and software	$92.9	$86.6
Leasehold improvements	4.0	3.4
Less: Accumulated depreciation	(70.4)	(64.1)
Subtotal	26.5	25.9
Construction in progress	4.2	3.7
Total property and equipment	$30.7	$29.6

For the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded depreciation expense of $10.9 million, $8.6 million, and $9.6 million, respectively.

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

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year.  In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.

If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the founding members may elect to receive common membership units related to those encumbered theaters in

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike and Rave theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC and Cinemark will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters (“encumbered theater payments”). These payments are also accounted for as a reduction to the intangible asset. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

The following is a summary of the Company’s intangible asset’s activity (in millions) during 2017 and 2016:

	As of December 29, 2016	Additions (1)	Amortization	Integration and other encumbered theater payments (3)	As of December 28, 2017
Gross carrying amount	$679.4	$204.1	$—	$(20.9)	$862.6
Accumulated amortization	(118.9)	—	(26.5)	—	(145.4)
Total intangible assets, net	$560.5	$204.1	$(26.5)	$(20.9)	$717.2

	As of December 31, 2015	Additions (1)	Amortization	Integration and other encumbered theater payments (3)	As of December 29, 2016
Gross carrying amount	$658.6	$23.4	$—	$(2.6)	$679.4
Accumulated amortization	(91.9)	—	(27.0)	—	(118.9)
Total intangible assets, net	$566.7	$23.4	$(27.0)	$(2.6)	$560.5

(1)                  During the first quarter of 2017, the Company issued 2,351,029 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2016. During the first quarter of 2017, the Company issued 18,425,423 common membership units to AMC in respect of the annual attendance at the acquired Carmike theaters in accordance with the Common Unit Adjustment Agreement. AMC’s acquisition of Carmike meets the criteria for a Common Unit Adjustment because it resulted in an extraordinary attendance increase of approximately 9.5%.  Further, the Final Judgment required AMC to transfer advertising rights to 17 theaters from NCM LLC to another advertising provider.  Pursuant to the MOU, AMC surrendered 4,657,673 NCM LLC common membership units in respect of such theaters.  The 4,657,673 NCM LLC common membership units were comprised of (i) 2,850,453 NCM LLC common membership units pursuant to the adjustment for divested theaters in the Common Unit Adjustment Agreement and (ii) an additional 1,807,220 NCM LLC common membership units valued at $25.0 million to compensate for NCM LLC’s lost operating income for these theaters during the 10-year term of the Final Judgment. NCM LLC recorded a net intangible asset of $201.8 million in the first quarter of 2017 as a result of these Common Unit Adjustments.

During 2017, the Company purchased intangible assets for $2.1 million associated with network affiliate agreements. During 2017, the Company purchased intangible assets for $0.2 million associated with acquired software.

(2)                  During the first quarter of 2016, the Company issued 1,416,515 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2015.  The Company recorded a net intangible asset of $21.1 million in the first quarter of 2016 as a result of the Common Unit Adjustment.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

During 2016, the Company purchased intangible assets for $2.3 million associated with network affiliate agreements.

(3)                  Carmike and Rave Cinemas had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC and Cinemark. As a result, AMC and Cinemark will make integration and other encumbered theater payments over the remaining term of those agreements.  During the year ended December 28, 2017 and December 29, 2016, the Company recorded a reduction to net intangible assets of $20.9 million and $2.6 million, respectively, related to integration and other encumbered theater payments due from AMC and Cinemark. During the year ended December 28, 2017 and December 29, 2016, AMC and Cinemark paid a total of $12.9 million and $2.4 million, respectively, related to integration and other encumbered theater payments.

As of December 28, 2017 and December 29, 2016, the Company’s intangible assets related to the founding members, net of accumulated amortization was $687.1 million and $529.9 million, respectively with weighted average remaining lives of 19.2 years and 20.2 years as of December 28, 2017 and December 29, 2016, respectively.

As of December 28, 2017 and December 29, 2016, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $30.0 million and $30.6 million, respectively with weighted average remaining lives of 11.0 years and 12.7 years as of December 28, 2017 and December 29, 2016, respectively.

As of December 28, 2017 and December 29, 2016, the Company’s intangible assets related to acquired software, net of accumulated amortization was $0.1 million and $0.0 million, respectively with weighted average remaining lives of 2.5 years and 0.0 years as of December 28, 2017 and December 29, 2016, respectively.

For the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded amortization expense of $26.5 million, $27.0 million and $22.6 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2018	$26.5
2019	$26.3
2020	$26.3
2021	$26.3
2022	$25.9

4.                       ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of
	December 28, 2017	December 29, 2016
Make-good reserve	$5.5	$4.6
Accrued interest	11.6	11.3
Deferred rent	0.8	1.8
Other accrued expenses	1.6	1.3
Total accrued expenses	$19.5	$19.0

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

6.                       RELATED PARTY TRANSACTIONS

Founding Member Transactions— In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among the Company, NCM Inc., and the founding members.  They include the following:

•                           ESAs. Under the ESAs, the Company is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the Noovie pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee.

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

Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	December 28, 2017	December 29, 2016	December 31, 2015
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$29.9	$28.7	$30.0
Advertising inventory revenue (included in advertising revenue) (2)	—	0.4	0.2
Operating expenses:
Theater access fee (3)	76.5	75.1	72.5
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	2.1	1.6	1.2
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs)	0.1	—	—
Purchase of movie tickets and concession products and rental of theater space (included in other administrative and other costs)	—	0.1	0.1
Administrative fee - managing member (5)	12.8	20.2	17.2
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.6	0.8	1.0

(1)                  For the full years ended December 28, 2017 and December 29, 2016, and the six months ended December 31, 2015, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

                                 ESA.  For the first six months of 2015, all of the founding members purchased 60 seconds of on-screen advertising time.

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

(5)                  Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC. In 2017, these services included the services of the Chief Executive Officer, President, Chief Financial Officer and Senior Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(6)                  Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

	As of
Included in the Balance Sheets:	December 28, 2017	December 29, 2016
Current portion of note receivable- founding members (1)	$4.2	$5.6
Long-term portion of note receivable - founding members (1)	4.1	8.3
Interest receivable on notes receivable (included in other current assets)	—	0.3
Prepaid administrative fees to managing member (2)	0.8	0.8
Common unit adjustments net of amortization and integration payments (included in intangible assets)	687.1	529.9

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

On March 16, 2015, NCM, Inc. announced the termination of an Agreement and Plan of Merger (the “Merger Agreement”) with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. During the year ended December 31, 2015, we also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by us during the year ended December 31, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 are as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
AMC	$27.1	$23.6	$23.8
Cinemark	29.1	25.4	28.7
Regal	28.8	26.1	29.6
Total founding members	85.0	75.1	82.1
NCM, Inc.	75.9	57.5	66.4
Total	$160.9	$132.6	$148.5

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash to the members for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015. Under the terms of the NCM LLC Operating Agreement, this negative amount was netted against the available cash distributions for the second quarter of 2016. The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 28, 2017 of $37.6 million, is included in amounts due to founding members in the Balance Sheets as of December 28, 2017 and will be made in the first quarter of 2018.  The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended December 28, 2017 of $36.9 million is included in amounts due to managing member on the audited Balance Sheets as of December 28, 2017 and will be made in the first quarter of 2018.

Amounts due to founding members as of December 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.5	$4.0
Distributions payable to founding members	10.8	13.5	13.3	37.6
Integration payments due from founding members	(8.5)	(0.4)	—	(8.9)
Total	$3.8	$14.1	$14.8	$32.7

Amounts due to founding members as of December 29, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.6	$0.9	$1.4	$3.9
Distributions payable to founding members	12.3	13.6	14.0	39.9
Integration payments due from founding members	(0.7)	(0.3)	—	(1.0)
Cost and other reimbursement	—	(0.1)	—	(0.1)
Total	$13.2	$14.1	$15.4	$42.7

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 28, 2017	As of December 29, 2016
Distributions payable	$36.9	$30.9
Cost and other reimbursement	1.4	(5.1)
Total	$38.3	$25.8

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

(1)                  Subsequent to the issuance of the December 29, 2016 financial statements, an error was identified related to the recording of related party balances between the Company and NCM, Inc. As of September 28, 2017, the Company recorded a reduction of approximately $6.4 million to cost and other reimbursement receivables, resulting in an increase to its “Amounts due to managing member” balance and an equivalent reduction to its members’ capital balance related to the correction of out of period errors.

Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM Inc.’s common stock on a one-for-one basis, or at NCM Inc.’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date. During the year ended December 28, 2017, AMC exercised the redemption right of an aggregate 15.6 million common membership units for a like number of shares of NCM, Inc.’s common stock. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction whereby, the issuance of shares of NCM, Inc. common stock were offset by the purchase of NCM LLC’s (a subsidiary’s) equity within the Statement of Equity. Further, no gain or loss was recognized in the Statements of Income. During 2017, 14.8 million of these shares were sold. The Company did not receive any proceeds from the sale of its common stock by AMC. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, AMC received cash dividends of approximately $0.1 million, $0.2 million and $0.0 million, respectively, on these shares of NCM, Inc. common stock.

Memorandum of Understanding with AMC— Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis. AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU. As of December 28, 2017, AMC owned 15.1% of NCM’s outstanding equity interests. AMC was also required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. Board of Directors as well as its rights to nominate any person to serve on the NCM, Inc. Board of Directors. AMC’s non independent designee to the Board of Directors resigned in 2016. During the year ended December 28, 2017, AMC transferred 17 theaters (318 screens) to another advertising provider in accordance with the Final Judgment, for which AMC surrendered common membership units during 2017.  At the end of the 10-year term of the Final Judgment, these theaters will revert back to us.  Also, in April 2017, AMC completed a sale of five theaters on our network pursuant to the Final Judgment. AMC will surrender common unit membership units to us for these divestures pursuant to the Common Unit Adjustment Agreement at the next Adjustment Date.  These 22 transferred and sold theaters represent approximately 1.3% of our total theater network as of December 28, 2017. AMC also agreed to reimburse the Company for its incurred and ongoing costs and expenses in connection with the Final Judgment including, but not limited to, its financial advisor and legal fees up to $1.0 million of such costs and expenses.  During the year ended December 28, 2017, the Company incurred $1.3 million of these costs, of which $1.0 million was reimbursed through the “Amounts due to founding members” within the audited Balance Sheets and the remaining $0.3 million is included in administrative costs within the Income Statement.

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (“AC JV, LLC”) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Future minimum principal payments under the notes receivable as of December 28, 2017 are approximately as follows (in millions):

Year	Minimum Principal Payments
2018	$4.2
2019	4.1
Total	$8.3

NCM LLC’s investment in AC JV, LLC was $1.0 million and $1.0 million as of December 28, 2017 and December 29, 2016, respectively. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, NCM LLC received a cash distribution from AC JV, LLC of $0.3 million, $0.2 million and $0.2 million, respectively. NCM LLC recorded equity in earnings for AC JV, LLC of $0.3 million, $0.0 million and $0.1 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, which are included in other non-operating expense in the audited Statements of Income.

In connection with the sale, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company. In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. NCM LLC has also agreed to provide creative and media production services for a fee. NCM LLC received $0.3 million, $0.2 million and $0.1 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, for these services, which are included as an offset to network costs in the audited Statements of Income.

Related Party Affiliates—The Company has an agreement with LA Live, an affiliate of The Anschutz Corporation to provide in-theater advertising.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, there was approximately $0.2 million, $0.3 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of December 28, 2017 and December 29, 2016, respectively.

Other Transactions—NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the Noovie pre-show. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015 NCM LLC received approximately $1.3 million, $1.7 million and $1.6 million, respectively, in revenue from AEG Live and as of December 28, 2017 and December 29, 2016, had $0.4 million and $0.2 million, respectively, of accounts receivable from AEG Live.

7.                       BORROWINGS

The following table summarizes the Company’s total outstanding debt as of December 28, 2017 and December 29, 2016 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 28, 2017	December 29, 2016	Maturity Date	Interest Rate
Revolving credit facility	$12.0	$15.0	November 26, 2019	(1)
Term loans	270.0	270.0	November 26, 2019	(1)
Senior secured notes due 2022	400.0	400.0	April 15, 2022	6.000%
Senior unsecured notes due 2026	250.0	250.0	August 15, 2026	5.750%
Total borrowings	$932.0	$935.0
Less: Debt issuance costs related to term loans and senior notes	(8.7)	(10.7)
Carrying value of long-term debt	$923.3	$924.3

(1)                  The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of December 28, 2017, the Company’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, the Company entered into an incremental amendment of its senior secure credit facility whereby the revolving credit facility was increased $40.0 million

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

from $135.0 million to $175.0 million which matures November 26, 2019. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of December 28, 2017, the Company’s total availability under the $175.0 million revolving credit facility was $158.2 million, net of $4.8 million letters of credit. The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 28, 2017 was 4.5%.

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of December 28, 2017 was 4.1%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 28, 2017, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. The Company is permitted to make quarterly dividend payments and other payments based on leverage ratios for the Company and its subsidiaries so long as no default or event of default has occurred and continues to occur.  The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times.  In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement.  The Company can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members.  As of December 28, 2017, the Company’s consolidated net senior secured leverage ratio was 3.2 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (the “Notes due 2021”) for which the registered exchange offering was completed on September 22, 2011. The Notes due 2021 pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. On September 19, 2016, the Company redeemed its Notes due 2021 at a redemption price of 103.938% of the principal amount plus accrued and unpaid interest. As a result of the redemption, the Company wrote-off approximately $2.5 million in unamortized debt issuance costs and paid a redemption premium of approximately $7.9 million, which are reflected in the loss on early retirement of debt on the Statements of Income during the year ended December 28, 2017.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Notes due 2022”).  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Notes due 2022 are senior secured obligations of NCM LLC, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

(3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, The Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio.  The Company was in compliance with these non-maintenance covenants as of December 28, 2017.

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

The Company may redeem all or any portion of the Notes due 2026 prior to August 15, 2021, at once or over time, at 100% of the principal amount plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may redeem all or any portion of the Notes due 2026, at once or over time, on or after August 15, 2021 at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to August 15, 2019, the Company may on any one or more occasions redeem up to 35% of the original aggregate principal amount of Notes due 2026 from the net proceeds of certain equity offerings at a redemption price equal to 105.750% of the principal amount of the Notes due 2026 redeemed, plus accrued and unpaid interest, if any, to the redemption date.  Upon the occurrence of a Change of Control (as defined in the indenture), the Company will be required to make an offer to each holder of the Notes due 2026 to repurchase all of such holder’s Notes due 2026 for a cash payment equal to 101.00% of the aggregate principal amount of the Notes due 2026 repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, the Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. The Company was in compliance with these non-maintenance covenants as of December 28, 2017.

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2022 and Notes due 2026 as of December 28, 2017 are as follows (in millions):

Year	Amount
2018	$—
2019	282.0
2020	—
2021	—
2022	400.0
Thereafter	250.0
Total	$932.0

8.                       SHARE-BASED COMPENSATION

The NCM, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) reserves 4,400,000 shares of common stock available for issuance or delivery under the 2016 Plan of which 3,477,078 shares remain available for future grants as of December 28, 2017 (assuming 100% achievement of targets on performance-based restricted stock).  NCM, Inc. began issuing shares under the 2016 Plan in the second quarter of 2016, following its approval by NCM, Inc.’s stockholders. The 2016 Plan replaced

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

NCM, Inc.’s 2007 Equity Incentive Plan (the “2007 Plan”), which was set to expire by its terms in February 2017. The shares of common stock that were available for issuance under the 2007 Plan are no longer available for issuance following the approval of the 2016 Plan. Any forfeitures of shares granted pursuant to the 2007 Plan will be cancelled and not available for future grant. The management services agreement provides that the Company may participate in NCM, Inc.’s Equity Incentive Plans. The types of awards that may be granted under the 2016 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2007 Plan and the 2016 Plan.  Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM Inc.’s common stock represented by such awards.

Compensation Cost—The Company recognized $11.2 million, $18.3 million and $14.8 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, of share-based compensation expense within network costs, selling and marketing costs, administrative and other costs and administrative — managing member in the Statements of Income as shown in the table below.

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Share-based compensation costs included in network costs	$1.0	$1.1	$0.9
Share-based compensation costs included in selling and marketing costs	4.1	6.0	5.5
Share-based compensation costs included in administrative and other costs	2.1	3.8	1.6
Share-based compensation costs included in administrative fee - managing member (1)	4.0	7.4	6.8
Total share-based compensation costs	$11.2	$18.3	$14.8

(1)                  Includes $2.3 million of expense associated with the modification of certain former executive equity awards during the year ended December 29, 2016, as described further below.

Share-based compensation costs recorded in network costs, selling and marketing costs and administrative and other costs are non-cash charges. Share-based compensation costs recorded in the administrative fee — managing member are cash charges. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, $0.3 million, $0.5 million and $0.3 million was capitalized, respectively in a corresponding manner to the capitalization of employee’s salaries for capitalized labor. As of December 28, 2017, there was no unrecognized compensation cost related to unvested options as stock options were fully vested as of December 28, 2017.  As of December 28, 2017, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $11.2 million, which will be recognized over a weighted average remaining period of 1.7 years.

Stock Options— The Company has not granted stock options since 2012 and as of December 28, 2017 all options are fully vested. Stock options awarded under the 2007 Plan were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s Board of Directors approved the grant. Options have either 10-year or 15-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing valuation model. An annual forfeiture rate of 2-3% was estimated to reflect the potential separation of employees. The intrinsic value of options exercised during the year was $0.1 million, $0.1 million and $0.4 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  The total fair value of awards vested during the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was $0.0 million, $0.0 million and $0.7 million, respectively.   A summary of option award activity under the 2007 Plan as of December 28, 2017, and changes during the year then ended are presented below:

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 29, 2016	2,574,544	$16.59	—	$—
Granted	—	$—
Exercised	(58,450)	$11.04
Forfeited	(130,219)	$17.03
Expired	(220,694)	$19.06
Outstanding as of December 28, 2017	2,165,181	$16.47	3.0	$—
Exercisable as of December 28, 2017	2,165,181	$16.47	3.0	$—
Vested and expected to vest as of December 28, 2017	2,165,181	$16.47	3.0	$—

Restricted Stock and Restricted Stock Units— Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion.  The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest. The Company has issued time-based restricted stock to its employees which vests over a three-year period with one-third vesting on each anniversary of the date of grant and performance-based restricted stock which vests following a three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The Company also grants restricted stock units to NCM, Inc.’s non-employee directors that vest after approximately one year. The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-4% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $14.34, $15.03 and $14.76 for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  The total fair value of awards vested was $17.3 million, $14.7 million and $11.6 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

A summary of restricted stock award and restricted stock unit activity as of December 28, 2017, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant- Date Fair Value
Non-vested balance as of December 29, 2016	2,590,262	$15.66
Granted	956,070	$14.34
Vested (1)	(1,046,179)	$16.66
Forfeited	(191,191)	$15.44
Non-vested balance as of December 28, 2017	2,308,962	$14.70

(1)         Includes 336,819 vested shares that were withheld to cover tax obligations and were subsequently canceled.

The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable.  An additional 609,300 shares of restricted stock could be issued if the performance criteria maximums are met.  As of December 28, 2017, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 1,877,718 shares.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

Per ASC Topic 718-10-35-3, a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award.  The effects of a modification should be measured as follows: (a) incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, (b) total recognized compensation cost for an equity shall at least equal the fair value of the award at the grant date unless at the date of the modification the performance or service conditions of the original award are not expected to be satisfied and (c) a change in compensation cost for an equity award measured at intrinsic value shall be measured by comparing the intrinsic value of the modified award, if any, with the intrinsic value of the original award, if any, immediately before the modification.  These modifications resulted in compensation expense of $2.3 million recorded in administrative fee — managing member during the year ended December 29, 2016.  Further, the Company continued to recognize share-based compensation costs on the awards related to service during the consulting period and re-measured the fair value of the outstanding awards at each reporting period during the term of the consulting services, in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees.

9.                       EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.2 million, $1.3 million and $1.3 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

10.                COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel.  Total lease expense for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, was $2.2 million, $2.3 million and $2.3 million, respectively. During the year ended December 28, 2017, the Company recorded a $1.8 million of expense for an early lease termination fee. The fee was reimbursed by the landlord of the Company’s new building, which is being treated as a lease incentive and amortized over the term of the new lease.

Future minimum lease payments under noncancelable operating leases as of December 28, 2017 are as follows (in millions):

Year	Minimum Lease Payments
2018	$3.3
2019	3.5
2020	3.3
2021	3.4
2022	3.4
Thereafter	25.5
Total	$42.4

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of December 28, 2017, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $82.6 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 28, 2017 and December 29, 2016, the Company paid $0.1 million and $0.0 million, respectively, related to these minimum guarantees. As of December 28, 2017 and December 29, 2016, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

Theater Access Fee Guarantees—In consideration for the Company’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with an increase taking effect in fiscal year 2017 and the next increase taking effect in fiscal year 2022, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of December 28, 2017 and December 29, 2016, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

Other assets consisted of the following (in millions):

	As of
	December 28, 2017	December 29, 2016
Investment in AC JV, LLC (1)	$1.0	$1.0
Other investments (2)	2.5	5.6
Total	$3.5	$6.6

(1)          Refer to Note 8—Related Party Transactions.

(2)          The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded other-than-temporary impairment charges of $3.1 million, $0.7 million and $0.0 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee in the twelve months ended December 28, 2017. These impairment charges brought those investments to a remaining fair value of $0.1 million. The fair value of investments has not been estimated as of December 28, 2017 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  The

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of December 28, 2017, the Company had notes receivable totaling $8.3 million from its founding members related to the sale of Fathom Events, as described in Note 6—Related Party Transactions.  These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 28, 2017		As of December 29, 2016
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$270.0	$270.8	$270.0	$272.7
Senior Notes due 2022	400.0	407.3	400.0	414.5
Senior Notes due 2026	250.0	235.0	250.0	256.7

(1)                  The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

12.                DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of December 28, 2017 and December 29, 2016, the Company did not have any outstanding derivative assets or liabilities.  A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of December 28, 2017, there were no amounts outstanding related to these discontinued cash flow hedges.

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015	Income Statement Location
Balance at beginning of period	$—	$—	$(1.6)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	—	—	1.6	Amortization of terminated derivatives
Total amounts reclassified from AOCI	—	—	1.6
Net other comprehensive income	—	—	1.6
Balance at end of period	$—	$—	$—

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

13.                VALUATION AND QUALIFYING ACCOUNTS

The Company’s allowance for doubtful accounts for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$6.3	$5.6	$4.3
Provision for bad debt	1.1	2.1	1.9
Write-offs, net	(1.4)	(1.4)	(0.6)
Balance at end of period	$6.0	$6.3	$5.6

14.                QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 28, 2017 and December 29, 2016 (in millions):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$71.9	$97.1	$116.4	$140.7
Operating expenses	66.8	68.8	66.1	70.5
Operating income	5.1	28.3	50.3	70.2
Net (loss) income	(7.9)	15.4	37.3	57.1

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.2	$115.4	$113.5	$142.5
Operating expenses	70.4	68.9	65.1	70.2
Operating (loss) income	5.8	46.5	48.4	72.3
Net (loss) income	(7.5)	33.2	23.9	59.7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ENTERTAINMENT GROUP
March 22, 2018	By:	/s/ NISAN COHEN
Nisan Cohen
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NISAN COHEN	Chief Executive Officer (Principal Executive Officer) and Director	March 22, 2018
Nisan Cohen

/s/ VINCENT FUSCO	Chief Financial Officer (Principal Financial	March 22, 2018
Vincent Fusco	Officer and Principal Accounting Officer) and Director

/s/ SCOTT ROSENBLUM	Director	March 22, 2018
Scott Rosenblum